Form 10QSB
period 2002-09-30
JAVA JUICE NET
filed 2002-11-15
CIK 1177326

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 2002

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------


              Commission File Number: 0-49915

                       JavaJuice.net
   ----------------------------------------------------
  (Exact name of Registrant as specified in its charter)


        Nevada                                     88-0474056
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

  150 Freeport Blvd., Suite 8
    Sparks, Nevada    89431                   (775) 849-5078
---------------------------------      -----------------------------
(Address of principal executive       (Registrant's telephone number,
 offices)                              including area code)


                                None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

The number of shares outstanding of the registrant's common stock as of September 30, 2002 was 1,700,000.

Registrant's common stock is listed on the OTC Bulletin Board under the symbol "JAVJ".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements for JavaJuice.net (the Company)were included herein were prepared by management and are unaudited but were reviewed by Clyde Bailey, P.C., our independent chartered account and reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year.

                             JavaJuice.net

                         Financial Statements


                          September 30, 2002


                        JavaJuice.net
              (A Development Stage Enterprise )
                        Balance Sheet

                               September 30    December 31
                                  2002             2001
                                 -------       -----------
ASSETS
------
Current Assets
--------------
Cash                            $ 34,693      $    3,031
                                --------      ----------
Total Current Assets            $ 34,693      $    3,031
                                --------      ----------
Total Assets                    $ 34,693      $    3,031
                                ========      ==========

LIABILITIES
-----------
Current Liabilities
-------------------
Accounts Payable	              $      -      $        -
                                --------      ----------
Total Current Liabilities       $      -      $        -

Total Liabilities                      -               -


STOCKHOLDERS' EQUITY
--------------------
Common Stock                    $  1,700      $   1,000

25,000,000 authorized shares,
par value $.001 1,700,000 and
1,000,000 shares issued and
outstanding

Additional Paid-in-Capital        38,300          4,000
Deficit accumulated during the    (5,307)        (1,969)
 development stage              --------      ---------

Total Stockholders' Equity        34,693          3,031
                                --------      ---------
Total Liabilities and
Stockholders' Equity           $  34,693      $   3,031
                               =========      =========


       See accompanying notes to Financial Statements.

                           JavaJuice.net
                 (A Development Stage Enterprise)
                      Statement of Operations

                                For the              For the                  From
                             Three Months          Nine Months             Inception
                                Ended                Ended           (September 13, 2000)
                           September 30, 2002   September 30, 2002   to September 30, 2002
                          -------------------   ------------------   ---------------------
Revenues:
---------
Revenues                     $        -            $        -            $        -
                             -----------           -----------           -----------

Total Revenues

Expenses:
---------
Professional Fees                     -                   800                 1,600
Operating Expenses                  227                 2,538                 3,707
                             ----------            ----------            ----------
Total Expenses                      227                 3,338                 5,307
                             ----------            ----------            ----------
Net loss from Operations           (227)          $    (3,338)           $   (5,307)


Provision for Income Taxes:
---------------------------
Income Tax Benefit                    -                     -                     -
Net Income (Loss)            $     (227)          $    (3,338)           $   (5,307)
                             ==========           ===========            ==========


Basic and Diluted Earnings
Per Common Share             $    (0.00)          $     (O.O0)           $    (0.00)
                             ----------           -----------            ----------
Weighted Average number of
Common Shares used in per
share calculations            1,700,000             1,466,666             1,175,000
                             ==========           ===========            ==========


                              JavaJuice.net
                      (A Development Stage Enterprise)
                     Statement of Stockholders' Equity

                                                       Deficit
                                                     Accumulated
                               $0.001   Paid-In      During the     Stockholders'
                      Shares Par Value  Capital  Development Stage      Equity
                      -----------------------------------------------------------
Balance, September
13, 2000, Date of
Inception                 -        -  $   -           $   -        $    -

Stock Issued for
Cash                1,000,000   1,000    4,000            -             5,000

Net Income (Loss)                                       (1,969)        (1,969)
                    ------------------------------------------------------------
Balance December
31, 2001            1,000,000  1,000  $  4,000        $ (1,969)     $   3,031
                    ============================================================

Stock Issued for
Cash                  700,000    700    34,300                         35,000

Net Income (Loss)                                       (3,338)        (3,338)
                    ------------------------------------------------------------

Balance
September 30, 2002  1,700,000 $1,700  $ 38,300        $ (5,307)     $  34,693
                    ============================================================









                   See accompanying notes to Financial Statements.


                                Java.Juice.net
                       (A Development Stage Enterprise}
                            Statement of Cash Flows

                                           For the Nine      From Inception
                                           Months Ended   (September 13, 2000)
                                       September 30, 2002 to September 30, 2002
                                       ------------------ ---------------------
Cash Flows from Operating Activities:
------------------------------------
Net Income (Loss)                            $   (3,338)     $    (5,307)
Accounts Payable                                      -                -
                                             ----------      -----------
Net Cash Provided from Operating
Activities                                       (3,338)          (5,307)
                                             ----------      -----------

Cash Flows from Investing Activities:
-----------------------------------
Other Assets                                         -                -
                                             ----------      -----------
Net Cash Used in Investing Activities                -                -
                                             ----------      -----------

Cash Flows from Financing Agtivities:
Sales of Common Stock                            35,000          40,000
                                             ----------      -----------
Net Cash Provided from Financing Activities      35,000          40,000
                                             ----------      -----------
Net Increase in Cash                             31,662          34,693
                                             ----------      -----------
Cash Balance, Begin Period                        3,031               -
Cash Balance, End Period                     $   34,693      $   34,693
                                             ==========      ===========
Supplemental Disclosures:
Cash Paid for interest                       $       -       $        -
Cash Paid for income taxes                   $       -       $        -
                                             ==========      ===========


           See accompanying notes to Financial Statements.

                                JavaJuice.net
                        Notes to Financial Statements


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
JavaJuice.net (the Company) was incorporated under the laws of the State of Nevada on September 13, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 1,700,000 shares issued and outstanding as of September 30, 2002. The Company has been inactive since inception and has little or no operating revenues or expenses.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

                           JavaJuice.net
                   Notes to Financial Statements

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts and money market funds.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity.

Recent Accounting Pronouncements
--------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Investments and Hedging Activities (SFAS No 133) which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2001. The Company does not expect adoption of SFAS No. 133 to have an effect on its financial statements.

In December 1999, the Securities and Exchange Commission issues Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in fiscal year after September 30, 2001. The Company does not expect adoption of SAB 101 to have an effect on its financial statements.

                          JavaJuice.net
                 Notes to Financial Statements

NOTE 2  -  COMMON STOCK

A total of 1,000,000 shares of stock were issued pursuant to a stock subscription agreement for $0.005 per share for a total of $5,000 to the original officer and director.

In March of 2002 the company completed a 504 offering whereby 700,000 shares of common stock was sold for $35,000.

NOTE 3  -  RELATED PARTIES

The sole officer and director of the Company is providing the business office on a rent-free basis and has done all of the research and development for establishing the business plans of the Company; she does not receive a salary. The Company has not yet formulated a policy for the resolution of any conflicts with related parties should they arise.

NOTE 4 - INCOME TAXES

Deferred income taxes arise from temporary differences resulting from the Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes.

NOTE 5  -  SUBSEQUENT EVENTS

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation
-----------------
Registrant expects its current cash in the bank to satisfy its cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans.

For the period from inception to the nine months ended September 30, 2002, Registrant had not yet generated any revenues or expended any significant amount of money for research and development. During the next 12 months, Registrant does not intend to purchase any significant property or equipment. Registrant is still in the development stage and is continuing development of its eXmailit software.

Results of Operations
---------------------
For the three and nine months ended September 30, 2002, Registrant had no revenues and incurred net operating losses of $237 and $3,338,respectively, all of which comprised general and administrative expenses.


                    PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference to Registrant's
Form 10SB, filed with the Commission on July 15, 2002 under
CIK Number 0001177326 and SEC File Number 0-49915:

Exhibit No.           Description
-----------           -----------
*  3(i)               Articles of Incorporation
*  3(ii)              Bylaws
  99                  Sec. 906 Certifications

B) There were no reports on Form 8-K filed during the quarter.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             JavaJuice.net
                             ------------------------

Dated: November 14, 2002     By:/s/ Laura P. Mazany
                             President, CEO, Treasurer, CFO,
                             Secretary and Chairman of the
                             Board of Directors



      CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
      ------------------------------------------------

     I, Laura P. Mazany, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of JavaJuice.
net.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of JavaJuice.net as of, and for, the periods presented in this quarterly report.

4. JavaJuice.net's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for JavaJuice.net and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to JavaJuice.net, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of JavaJuice.net's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a)	all significant deficiencies in the design or operation of
   internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

   (b)	any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	November 14, 2002      /s/ Laura P. Mazany
                              -------------------------------------------
  		                  By: Laura P. Mazany, Chief Executive Officer
			                and Chairman of the Board of Directors