Form 10KSB
period 2002-12-31
JAVA JUICE NET
filed 2003-03-17
CIK 1177326

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-KSB
[X]  Annual Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2002

          Commission File Number 0-49915

                 JavaJuice.net
  ---------------------------------------------
 (Name of small business issuer in its charter)

        Nevada                        88-0474056
-------------------------------       -----------
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)   Identification No.)

   150 Freeport Blvd., Suite 8
         Sparks, Nevada                        89431
---------------------------------------     -----------
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number, including area code:
(775) 849-5078

Securities registered Under Section 12(b) of the Exchange
Act: None

Securities registered under Section 12(g) of the Exchange
Act:               Common Stock
              ------------------------
                 (Title of Class)

Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

The Issuer had no revenues for the year ended December 31, 2002.

The Issuer's common stock is listed on the OTCBB under the symbol
JVJC, however, as of the date of the filing of this Annual Report, trading has not yet commenced. Therefore, there is no current market value of the voting common stock held by non-affiliates.

There were a total of 1,700,000 shares of the Issuer's common stock issued and outstanding at December 31, 2002.

Transitional Small Business Disclosure Format   __ Yes  X No

               Forward-Looking Statements
               --------------------------
In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial
Position and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the reports on Form 10-SB and Form 10-QSB, filed by the Registrant during the year 2002 under File Number 0-49915.


                         PART I

ITEM 1.  DESCRIPTION OF BUSINESS

JavaJuice.net was incorporated in the State of Nevada on September 13, 2000 to engage in the business of operating an Internet Cafe, in Reno, Nevada.

We are currently in the development stage and have not yet commenced operations or generated any revenues. We are currently in negotiations with a building owner in the downtown Reno area to lease space for our proposed Internet Cafe, however, we have not yet agreed upon terms or entered into a lease agreement. We are looking at several other possible buildings and have contacted a few local real estate agents to look at their available inventory of space. We intend to open a full-featured, upscale Internet Cafe in 2003, somewhere in the busy downtown financial/tourist center of Reno, Nevada and feel that securing the right location is key to our future success. Our primary goal is to provide the Reno/Sparks communities with a social, educational, entertaining atmosphere for worldwide communication, while offering upscale coffee and bakery products.

Business Strategy
-----------------
Our objectives include the following key elements:

 - Create a unique, upscale, innovative environment that will differentiate JavaJuice.net from other local cafes.

 - Educate the community on what the Internet Cafe, has to offer by advertising in local free newsletters, handouts and newspapers.

 - Establish an environment that will bring people with diverse interests and backgrounds together in a common forum.

 - Provide quality coffee, juices and bakery items at reasonable prices.

 - Provide affordable access to the resources of the Internet and other online services.

As the popularity of the Internet continues to grow, access to the world wide web is quickly becoming a necessity of life. Also, as consumers become more transient and multi-tasking, companies providing the capability to simultaneously access the Internet, enjoy quality coffee, juices and baked goods, and share online experiences with other patrons in a comfortable environment will become more appealing and popular. We intend to create a comfortable environment that won't intimidate the novice user and will position us as an educational resource for individuals wishing to learn more about the Internet. People of all ages and backgrounds will be able to enjoy the unique, upscale, educational, social and innovative environment of the Internet.

We also intend to provide instructional Internet assistance that will appeal to the audience that does not currently associate themselves with the computer age. This educational aspect should attract the young, the elderly and other members of the community who are rapidly gaining interest in the unique resources the Internet has to offer, but do not have direct access to, nor knowledge of, its operations.

Our strategy is to create a strong, multi-faceted community "experience" with which consumers associate trustworthiness, reliability, non-intimidation and credibility. We intend to spend a significant amount of time and resources to develop and build brand recognition through online advertising, general advertising, strategic alliances and other marketing initiatives. We believe that the quality of our goods and services will be a competitive advantage that will enable us to attract patrons to our Internet Cafe, promote customer loyalty and increase repeat and ongoing patronage.

Target Market
-------------
It is our goal to provide a central hub of communication and socialization for the Reno/Sparks community. We intend to lease a convenient downtown location that will appeal to a wide variety of clientele and exclude no one. We intend to aggressively reach out to those currently underserved by the online markets, as well as encourage currently Internet-savvy individuals to utilize our services. This strategy of all inclusiveness leaves no one behind and provides an unlimited base of customers from which to continually draw.

We will break our marketing strategy into three age demographics: young men and women aged 18 to 24, men and women aged 25 to 49, and men and women over 50, as well as selective marketing to the two distinct groups of current online users versus those with no Internet experience, since each demographic represents unique and specific consumer patterns and marketing approaches.

We intend to cater to people who want a guided tour on their first spin around the information superhighway. Generations X and Y grew up surrounded by computers and Baby Boomers and older generations have come to the realization that people today cannot afford to ignore this media outlet. There is a need for user friendly, hands-on Internet tutoring for those not currently online literate. Furthermore, current public computer access outlets, such as the libraries, while allowing users to surf the Internet, do not allow users to utilize personalized E-mail or chat room formats. We also believe there is a need for a progressive and inviting atmosphere where local and traveling professionals can meet, conduct business and enjoy a great cup of coffee, healthy fresh squeezed citrus and vegetable juices, and quality bakery goods in a friendly, social environment.
We will provide an office away from the office type atmosphere that will encourage relaxation, innovation, networking and creativity. These professionals will either use JavaJuice.net's PCs or plug their own notebooks into our Internet connections.

Market Analysis
---------------
The University of Nevada-Reno has a 13,000-person campus in the downtown Reno area. Students currently have computer labs and a library where they can conduct their academic online research; however, there is a need for an alternative medium where students can simultaneously enjoy a social atmosphere, enjoy quality bakery goods, coffee and juices, and complete their study requirements. It is common knowledge that there is a strong demand for coffee products within the college community.

The area's county and federal courthouses are also situated in the downtown area creating a satellite of attorneys' and related judicial offices located in the nearby vicinity. Additionally, most large banks and numerous national and international businesses have corporate headquarters in the downtown Reno area. We intend to draw our local business clientele from these markets.

The downtown Reno area also hosts a National Bowling Stadium and countless casinos with convention center facilities. These create an ongoing stream of traveling businessmen and women who have a need for a comfortable, enjoyable Internet access environment while away from home.

In addition to the vast market within our immediate city perimeter, there are others in outlying farming communities who will be attracted to the variety of products and services we intend to offer.

Competition
-----------
We expect that competitive factors will create a continuing need for us to improve and add to our services. Although there are a number of coffee wholesalers and cafes within the Reno/Sparks market area with whom we will have to compete, we are unaware of any Internet Cafes currently operating in Reno or Sparks.
By being one of the first to combine the concepts of quality cofee, juices and bakery goods, along with complete Internet access and service, we believe we will have a window of opportunity to carve out a profitable niche of repeat clients prior to the expansion of the concept within the local market. However, as competition grows, we will need to look for ways to differentiate our place of business from other similar businesses in order to achieve and maintain a competitive advantage.

The largest wholesale coffee competitor in the area is Starbucks. Their name recognition and reputation are formidable. They currently operate four (4) locations in the Reno/Sparks area, however, they have no outlet in the downtown area targeted by JavaJuice.net. All of their locations are in less congested, outlying areas of the city. Starbucks has recently announced, however, their intent to install high-speed wireless Internet access in their North American stores in the near future.

We do not consider online service providers to pose substantial competition for us, other than in our quest to obtain the lowest costs for our clients. We feel there are enough local providers to actually be an advantage to us in this area, allowing us to barter between them for better pricing. Convincing them of ongoing and growing customer volume will enable us to extract a better price.

Although there are a number of cafes and muffin shops in the market area, we feel our coffee, juices and bakery goods will be able to compete in the areas of quality and price, and none of these cafes offer Internet access and services, which we feel will give us a competitive edge.

Determining a fair market price for food, coffee and juice items, as well as an hourly price for online users, will depend heavily on all of the factors listed above. This process will become more influenced by competitors as other Internet cafes open within the area. By being one of the first in the market, we will have to be the first to establish prices for this area that the market will bear.

Merchandising and Marketing
---------------------------
Merchandising and Marketing is a significant component to our brand name awareness and customer acquisition strategy. We intend to mount a comprehensive merchandising, marketing and image program featuring our logo on our signs, cafe interior, cups, bags, packaging, promotional pieces and literature. The program will be designed to create a distinctive brand image and brand awareness in order to attract first time users, as well as provide the consumer with repeat customer incentives. We intend to have a wide range of literature that will give the consumer a source of information about the origins and characteristics of our coffees, the healthy properties of our 100% pure, fresh squeezed citrus and vegetable juices, as well as ingredients used in our quality bakery goods, including non-fat and low-fat items.

Customer Service
-----------------
A basic premise of our business philosophy is that we will be serving many customers on many different levels. We intend to cater to each level of customer on an individual basis, whether that customer is a first time Internet user, a local or traveling business person seeking an office away from the office, an elderly member of the community seeking to develop their online knowledge in a friendly and non-intimidating environment, a college student looking for an off-campus refuge, morning coffee "wake-up" seekers, busy "baby-boomers" needing a quick pick-up coupled with a relaxing, or those who exercise to stay fit and prolong a quality life by watching their diet and increasing their vegetable/fruit intake. There will be something for everyone at JavaJuice.net and we intend to focus on catering to all of our customers' individual needs.

Government Regulation
----------------------
Internet:   There are an increasing number of existing laws and
regulations pertaining to the Internet. In addition, laws or regulations may be adopted with respect to the Internet as a communication and commercial medium, covering such areas as user privacy, pricing, content, security, taxation, copyright protection, distribution and characteristics and quality of products and services. Moreover, it may take years to determine whether and how existing laws apply to the Internet and Internet advertising. Required compliance with any new legislation or regulation, or any unanticipated application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our service, increase our cost of delivering access to the Internet to our customers, or otherwise have a material adverse effect on our business, results of operations and financial condition.

Online Content Regulations. Several federal and state statutes prohibit the transmission of indecent, obscene or offensive content over the Internet to certain persons. Legislation regulating online content could slow the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising and e-commerce medium, which could have a material adverse effect on our ability to generate revenues.

Food Service Industry: The food service industry is subject to extensive federal, state and local government regulations relating to the development and operation of food service outlets, including laws and regulations relating to building and seating requirements, the preparation and sale of food, cleanliness, safety in the workplace, accommodations for the disabled, relationships with employees, such as minimum wage requirements, discriminatory practices, overtime and working conditions and citizenship requirements. These regulations, include without limitation, the Fair Labor Standards Act, the Americans with Disabilities
Act, The Department of Agriculture, the Food & Drug Administration, the Immigration and Naturalization Service, and numerous state and local regulatory agencies and statutes.

Employees
---------
At the present time, we have no employees other than our sole officer and director, who devotes her time as needed to the business. We will add staff as and when needed, as we develop and expand our business operations.


ITEM 2.  DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Our business operations are being conducted from the business office of our sole officer and director at 150 Freeport, Sparks, Nevada 89431, on a rent-free basis. We also maintain a mailing address at P. O. Box 12096, Reno, Nevada 89510. Once we have secured a location for the Internet Cafe, we intend to establish a small office on the premises.


ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings and are unaware of any pending or threatened legal proceedings against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed for trading on the OTCBB under the symbol JVJC, however, trading has not yet commenced.

We have adopted the policy to reinvest earnings to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations and Plan of Operation
-------------------------------------------
Since we have not yet commenced full business operations, we have not yet realized any revenues. We have a net loss of $5,384 at December 31, 2002, resulting in a negligible net loss per share.

General and administrative expenses at December 31, 2002 were $5,384, most of which constituted legal and professional fees and expenses incurred in connection with the filing of our initial public offering pursuant to Rule 504 of Regulation D in the State of Nevada in 2002.

We are still seeking a space to lease in the downtown Reno/Sparks corridor area to establish our internet cafe and commence operations. We believe the right space is critical to our success.

Liquidity and Capital Resources
-------------------------------
At December 31, 2002, our primary sources of liquidity included cash and cash equivalents in the amount of $32,647, which was the balance of proceeds raised in our initial public offering. We believe that our existing cash balance and future operating cash flows will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet our anticipated cash requirements is subject to a number of uncertainties, the most important of which is our ability to generate sufficient cash flow to support our business operations.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements for the years ended December 31, 2002 and 2001, prepared and audited by Clyde Bailey, an independent Certified Public Accountant, are included herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in and/or disagreeemnts with accountants on accounting and financial disclosures during the year ended December 31, 2002.


                           PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of the officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of the current officer and director is set forth below:

Name and Address            Age      Position(s)
----------------           ----      -------------
Laura Mazany                50      President, Secretary and
150 Freeport Blvd. #8               Director
Sparks, Nevada  89431


Background of Officers and Directors
------------------------------------
Laura Mazany has been the President, Secretary and a Director of the Company since inception. Since 1987, she has also owned and operated Commercial Janitorial, a commercial janitorial maintenance company in Reno, Nevada, with approximately 30 part-time employees. She is a vested, retired member of the Hotel & Restaurant Workers Union, having held numerous and varying management positions from 1975 to 1985 in remote site construction camps along the trans-Alaska oil pipeline. She has extensive experience in sales and marketing, accounting, human resources, quality control, and employee and client relations. Ms. Mazany currently devotes approximately 5 to 10 hours per week to the business of our company.


ITEM 10. EXECUTIVE COMPENSATION

As of the date of the filing of this Annual Report, our sole officer and director has not been compensated for her services, either in cash or stock, and there are no plans to compensate her in the near future, unless and until we begin to realize revenues and becomes profitable in our business operations. As a result, no summary compensation tables have been included herein.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the total number of shares owned beneficially by our sole director and officer and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

-------------------------------------------------------------------
Title of Class  Name and Address           Amount and
                of Beneficial              Nature of      Percent
                    Owner                  Beneficial     of Class
                                           Ownership
-------------------------------------------------------------------
Common Stock    Laura Mazany            1,000,000 Direct   59%
                P.O. Box 12096
                Reno, Nevada 89510
--------------------------------------------------------------------
All Executive
Officers and
Directors as
a group (1 person)                      1,000,000          59%



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no actual or proposed transactions to which we are a party to in which any Director, Executive Officer, nominee for election as Director, security holder, or any member of the immediate family of any of the aforementioned had or is to have a direct or indirect material interest.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in our original Form 10SB12G Registration Statement, filed on July 15, 2002, under SEC File Number 0-49915 and/or CIK Number 0001177326.

Exhibit Number     Description
--------------     -----------
    3(i) *         Articles of Incorporation
    3(ii)*         Bylaws
   23              Consent of Accountant


(b) Registrant filed no reports on Form 8-K during the fourth quarter ended December 31, 2002


                         SIGNATURES
                         ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               JavaJuice.net, Registrant

Dated: March 13, 2003  By: /s/ Laura Mazany
                               President, Secretary, Treasurer
                               and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


By: /s/ Laura Mazany, President, Secretary, Treasurer and Director

Dated:  March 13, 2003


      CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
      ------------------------------------------------

     I, Laura P. Mazany, certify that:

1. I have reviewed this annual report on Form 10-KSB of JavaJuice.
net.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of JavaJuice.net as of, and for, the periods presented in this report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for JavaJuice.net and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to JavaJuice.net, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of JavaJuice.net's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
     (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	March 13, 2003      /s/ Laura P. Mazany
                              -------------------------------------------
  		                  By: Laura P. Mazany, Chief Executive Officer
			                and Chairman of the Board of Directors

                          JavaJuice.net


                       Financial Statements

                    December 31, 2002 and 2001












                          Clyde Bailey, P.C.
                      Certified Public Accountant
                       10924 Vance Jackson #404
                       San Antonio, Texas 78230

CLYDE BAILEY P.C.                         Certified Public Accountant
                                             10924 Vance Jackson #404
                                             San Antonio, Texas 78230
                                                 (210) 699-1287(ofc.)
                                 (888) 699-1287  (210) 691-2911 (fax)

Board of Directors                Member: American Institute of CPA's
JavaJuice.net                                  Texas Society of CPA's

             INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of JavaJuice.net (Company) as of December 31, 2001 and 2002 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows from September 13, 2000 (Inception) to December 31, 2002 and for the twelve months ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2002 and the results of its operations and its cash flows for the period from September 13, 2000 (Inception) to December 31, 2002, and for the twelve months ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. This is further explained in Note 5 in the notes to the financial statements.

                           /s/ Clyde Bailey P.C.
                           San Antonio, Texas
                           February 4, 2003

                         JavaJuice.net
                (A Development Stage Enterprise)
                        Balance Sheet

                                December 31    December 31
                                  2002             2001
                                -----------    -----------
ASSETS
------
Current Assets
--------------
Cash                            $ 32,647      $    3,031
                                --------      ----------
Total Current Assets            $ 32,647      $    3,031
                                --------      ----------
Total Assets                    $ 32,647      $    3,031
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

25,000,000 authorized shares,
par value $.001 1,700,000 and
1,000,000 shares issued and
outstanding

Additional Paid-in-Capital        38,300          4,000
Deficit accumulated during the    (7,353)        (1,969)
 development stage              --------      ---------

Total Stockholders' Equity        32,647          3,031
                                --------      ---------
Total Liabilities and
Stockholders' Equity           $  32,647      $   3,031
                               =========      =========


       See accompanying notes to Financial Statements.

                           JavaJuice.net
                 (A Development Stage Enterprise)
                      Statement of Operations

                                                                       From Inception
                                 For the Twelve Months Ended        (September 13, 2000)
                           December 31, 2002    December 31, 2001   to September 30, 2002
                          -------------------   -----------------   ---------------------
Revenues:
---------
Revenues                     $        -            $        -            $        -
                             -----------           -----------           -----------

Total Revenues

Expenses:
---------
Professional Fees                 2,050                   800                 2,850
Operating Expenses                3,334                 1,169                 4,503
                             ----------            ----------            ----------
Total Expenses                    5,384                 1,969                 7,353
                             ----------            ----------            ----------
Net loss from Operations         (5,384)          $    (1,969)           $   (7,353)


Provision for Income Taxes:
---------------------------
Income Tax Benefit                    -                     -                     -
Net Income (Loss)            $   (5,384)          $    (1,969)           $   (7,353)
                             ==========           ===========            ==========


Basic and Diluted Earnings
Per Common Share             $    (0.00)          $     (O.O0)           $    (0.01)
                             ----------           -----------            ----------
Weighted Average number of
Common Shares used in per
share calculations            1,525,000             1,000,000             1,233,333
                             ==========           ===========            ==========


                              JavaJuice.net
                      (A Development Stage Enterprise)
                     Statement of Stockholders' Equity

                                                       Deficit
                                                     Accumulated       Total
                               $0.001   Paid-In      During the     Stockholders'
                      Shares Par Value  Capital  Development Stage      Equity
                      -----------------------------------------------------------
Balance, September
13, 2000, Date of
Inception                 -        -  $   -           $   -        $    -

Stock Issued for
Cash                1,000,000   1,000    4,000            -             5,000

Net Income (Loss)                                         -            (1,969)
                    ------------------------------------------------------------
Balance December
31, 2001            1,000,000  1,000  $  4,000        $ (1,969)     $   3,031
                    ============================================================

Stock Issued for
Cash                  700,000    700    34,300                         35,000

Net Income (Loss)                                       (5,384)        (5,384)
                    ------------------------------------------------------------

Balance
September 30, 2002  1,700,000 $1,700  $ 38,300        $ (7,353)     $  32,647
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


                                Java.Juice.net
                       (A Development Stage Enterprise}
                            Statement of Cash Flows

                                           For the Nine      From Inception
                                           Months Ended   (September 13, 2000)
                                       September 30, 2002 to September 30, 2002
                                       ------------------ ---------------------
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                            $   (5,384)     $    (1,969)
Accounts Payable                                      -                -
                                             ----------      -----------
Net Cash Provided from Operating
Activities                                       (5,384)          (1,969)
                                             ----------      -----------

Cash Flows from Investing Activities:
-------------------------------------
Other Assets                                         -                -
                                             ----------      -----------
Net Cash Used in Investing Activities                -                -
                                             ----------      -----------

Cash Flows from Financing Agtivities:
Sales of Common Stock                            35,000            5,000
                                             ----------      -----------
Net Cash Provided from Financing Activities      35,000            5,000
                                             ----------      -----------
Net Increase in Cash                             29,616            3,031
                                             ----------      -----------
Cash Balance, Begin Period                        3,031               -
                                             ----------      -----------
Cash Balance, End Period                     $   32,647      $     3,031
                                             ==========      ===========
Supplemental Disclosures:
Cash Paid for interest                       $       -       $        -
Cash Paid for income taxes                   $       -       $        -
                                             ==========      ===========







           See accompanying notes to Financial Statements.

                           JavaJuice.net
                   Notes to Financial Statements


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
JavaJuice.net (the Company) was incorporated under the laws of the State of Nevada on September 13, 2000 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 1,000,000 shares issued and outstanding as of December 31, 2001 and 1,700,000 shares issued and outstanding as of December 31, 2002.
The Company's year end for accounting purposes will be December 31.

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

Recent Accounting Pronouncements
--------------------------------
In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years, beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 143 on its financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Statement (APB) 30, Reporting the
Results of Operations - Reporting the Effects of Disposal of a
Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations or cash flows.

                           JavaJuice.net
                   Notes to Financial Statements

NOTE 1  -  RECENT ACCOUNTING PRONOUNCEMENTS (CONT.)

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

Note 2  -  Common Stock

A total of 1,000,000 shares of stock were issued pursuant to a stock subscription agreement for $0.005 per share for a total of $5,000 to the original officers and directors.

In March of 2002 the company completed a 504 offering whereby 700,000 shares of common stock was sold for $35,000.

Note 3  -  Related Parties

The Company has no significant related party transactions and/or relationships any individuals or entities.

                          JavaJuice.net
                 Notes to Financial Statements


NOTE 4 - INCOME TAXES

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


NOTE 5  -  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs that raise substantial doubt about its ability to continue


NOTE 6 - SUBSEQUENT EVENTS

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.