Form 10QSB
period 2003-03-31
JAVA JUICE NET
filed 2003-05-15
CIK 1177326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                      FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to -----

               Commission File Number 0-49915

                         JavaJuice.net
   --------------------------------------------------
  (Exact name of registrant as specified in its charter)

       Nevada                            88-0474056
---------------------------            -----------------
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization      Identification No.)

150 Freeport Blvd. #8, Sparks, Nevada        89431
---------------------------------------      -------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:
(775) 849-5078

                               None
     ---------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes X       No

The number of shares outstanding of the registrant's common stock as of March 31, 2003 was 1,700,000. Registrant's original registration statement on Form 10SB and all exhibits thereto, filed under SEC
File Number 0-49915, are incorporated herein by reference. The
Form 10SB can be found in its entirety on the SEC website at www.sec.gov.

                             PART 1

Item 1. Financial Information
-----------------------------

The consolidated financial statements for JavaJuice.net (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2002.

                             JavaJuice.net



                             March 31, 2003


                        JavaJuice.net
              (A Development Stage Enterprise )
                        Balance Sheet

                                March 31
                                  2003
                                 -------
ASSETS
------
Current Assets
--------------
Cash                            $ 32,564
                                --------
Total Current Assets            $ 32,564
                                --------
Total Assets                    $ 32,564
                                ========

LIABILITIES
-----------
Current Liabilities
-------------------
Accounts Payable	              $      -
                                --------
Total Current Liabilities       $      -

Total Liabilities                      -


STOCKHOLDERS' EQUITY
--------------------
Common Stock                    $  1,700

25,000,000 authorized shares,
par value $.001 1,700,000 and
1,000,000 shares issued and
outstanding

Additional Paid-in-Capital        38,300
Deficit accumulated during the    (7,436)
 development stage              --------

Total Stockholders' Equity        32,564
                                --------
Total Liabilities and
Stockholders' Equity           $  32,564
                               =========


       See accompanying notes to Financial Statements.

                           JavaJuice.net
                 (A Development Stage Enterprise)
                      Statement of Operations

                                           From
                                         Inception
                                    (September 13, 2000)
                                            to
                                        March 31, 2003
                                    --------------------
Revenues:
---------
Revenues                                  $    -
                                          --------

Total Revenues

Expenses:
---------
Professional Fees                           1,600
Operating Expenses                          5,836
                                         --------
Total Expenses                              7,436
                                         --------
Net loss from Operations                 $ (7,436)


Provision for Income Taxes:
---------------------------
Income Tax Benefit                               -
Net Income (Loss)                        $ (7,436)
                                         =========


Basic and Diluted Earnings
Per Common Share                         $  (0.01)
                                         ---------
Weighted Average number of Common
Shares used in per share calculations    1,700,000



                              JavaJuice.net
                      (A Development Stage Enterprise)
                     Statement of Stockholders' Equity

                                                       Deficit
                                                     Accumulated
                               $0.001   Paid-In      During the     Stockholders'
                      Shares Par Value  Capital  Development Stage      Equity
                      -----------------------------------------------------------
Balance, September
13, 2000                   -        - $   -         $   -           $    -

Stock Issued for
Cash                1,000,000   1,000    4,000          -               5,000

Stock Issued for
Cash                  700,000    700    34,300                         35,000

Net Income (Loss)                                       (7,436)        (7,436)
                    ------------------------------------------------------------
Balance
March 31, 2003      1,700,000 $1,700  $38,300         $(14,706)     $  32,564

















                   See accompanying notes to Financial Statements.


                                Java.Juice.net
                       (A Development Stage Enterprise}
                            Statement of Cash Flows

                                           From Inception
                                                to
                                           March 31, 2003
                                         -----------------
Cash Flows from Operating Activities:
------------------------------------
Net Income (Loss)                            $   (7,436)
Accounts Payable                                      -
                                             ----------
Net Cash Provided from Operating Activities      (7,436)
                                             ----------

Cash Flows from Investing Agivities:
-----------------------------------
Other Assets                                         -
                                             ----------
Net Cash Used in Investing Activities                -
                                             ----------

Cash Flows from Financing Agtivities:
Sales of Common Stock                            40,000
                                             ----------
Net Cash Provided from Financing Activities      40,000
                                             ----------
Net Increase in Cash                             32,564
                                             ----------
Cash Balance, Begin Period                           -
Cash Balance, End Period                     $   32,564
                                             ==========
Supplemental Disclosures:
Cash Paid for interest                       $       -
Cash Paid for income taxes                   $       -
                                             ==========


           See accompanying notes to Financial Statements.

                                JavaJuice.net
                        Notes to Financial Statements


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
JavaJuice.net (the Company) was incorporated under the laws of the State of Nevada on September 13, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 1,700,000 shares issued and outstanding as of March 31, 2003. The Company has been inactive since inception and has little or no operating revenues or expenses.

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

                 PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in Registrant's original Form 10SB registration statement at the SEC website, www.sec.gov, under SEC File Number 0-49915:

Exhibit No.            Description
- ----------           -----------
*  3(i)                Articles of Incorporation
*  3(ii)               Bylaws
  99                   Sec. 906 Certification


B) There were no reports on Form 8-K filed during the quarter.



                        SIGNATURES
                        ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                            JavaJuice.net,
                            a Nevada corporation (Registrant)
Dated: May 15, 2003         By:/s/ Laure P. Mazany, President,
                            CEO, Secretary, Treasurer, CFO and
                            Chairman of the Board of Directors

   CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
   ------------------------------------------------

     I, Laura P. Mazany hereby certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of
JavaJuice.net.

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

4.	As the sole officer and director of JavaJuice.net,
I am solely responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for JavaJuice.net and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to JavaJuice.net including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of JavaJuice.net's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to our auditors:

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

Dated:   May 15, 2003      	/s/ Laura P. Mazany
                             ----------------------------------------
                              Laura P. Mazany, Chief Executive Officer,
                              President, Treasurer, Chief Financial
                              Officer, Secretary, and Chairman of
                              the Board of Directors