Form 10QSB
period 2003-06-30
JAVA JUICE NET
filed 2003-08-06
CIK 1177326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                      FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2003

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

The number of shares outstanding of the registrant's common stock as of June 30, 2003 was 1,700,000. Registrant's original registration statement on Form 10SB and all exhibits thereto, filed under SEC
File Number 0-49915, are incorporated herein by reference. The
Form 10SB can be found in its entirety on the SEC website at www.sec.gov.

                             PART 1

Item 1. Financial Information
-----------------------------

The consolidated financial statements for JavaJuice.net (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2002.

                             JavaJuice.net



                             June 30, 2003


                        JavaJuice.net
              (A Development Stage Enterprise )
                        Balance Sheet

                                June 30      December 31
                               ---------     -----------
                                  2003          2002
                                  ----          ----
                     ASSETS
                     ------
Current Assets
--------------
  Cash                        $   32,115      $   32,647
                              ----------      ----------
   Total Current Assets           32,115          32,647
                              ----------      ----------
   Total Assets               $   32,115      $   32,647
                              ==========      ==========
                  LIABILITIES
                  -----------
Current Liabilities
-------------------
  Accounts Payable	               -               -
                              ----------      ----------
   Total Current Liabilities           -               -
                              ----------      ----------
   Total Liabilities                   -               -

               STOCKHOLDERS' EQUITY
               --------------------
Common Stock                       1,700           1,700
 25,000,000 authorized shares,
 par value $.001
 1,700,000 shares issued and
 outstanding

Additional Paid-in-Capital        38,300          38,300

Deficit accumulated during
the development stage            (7,885)         (7,353)
                              ----------      ----------
 Total Stockholders' Equity       32,115          32,647
                              ----------      ----------
Total Liabilities and
Stockholders' Equity          $   32,115      $   32,647
                              ==========      ==========


       See accompanying notes to Financial Statements.

                           JavaJuice.net
                 (A Development Stage Enterprise)
                      Statement of Operations

                        For the Three For the Six     From Inception
                        Months Ended  Months Ended  (September 13,2000)
                        June 30,2003  June 30,2003          to
                                                       June 30, 2003
                          ------------- ------------  ----------------
Revenues:
---------
 Revenues                  $         -   $        -    $           -
                           -----------   ----------    -------------
  Total Revenues                     -            -                -

Expenses:
---------
 Professional Fees                   -            -            2,850
 Operating Expenses                449          532            5,035
                           -----------   ----------    -------------
  Total Expenses                   449          532            7,885
                           -----------   ----------    -------------
  Net loss from Operations       (449)        (532)          (7,885)

Provision for Income Taxes:
---------------------------
 Income Tax Benefit                  -            -                -
  Net Income (Loss)         $    (449)   $    (532)    $     (7,885)
                            ==========   ==========    =============
Basic and Diluted
Earnings Per Common Share   $   (0.00)   $   (0.00)    $      (0.00)
                            ----------   ----------    -------------
Weighted Average number of
Common Shares used in per
share calculations           1,700,000    1,700,000       15,366,269
                            ==========   ==========    =============


                              JavaJuice.net
                      (A Development Stage Enterprise)
                     Statement of Stockholders' Equity

                                               Deficit
                                             Accumulated
                       $0.001   Paid-In      During the    Stockholders'
              Shares Par Value  Capital  Development Stage    Equity
              ----------------------------------------------------------
Balance,
September 13,
2000                  -  $     -   $      -     $        -    $        -

Stock Issued
for Cash      1,000,000    1,000      4,000              -         5,000

Net Income
(Loss)                                              (1,969)      (1,969)
              ---------  --------  ----------  ------------  -----------
Balance
December 31,
2001          1,000,000  $ 1,000    $   4,000   $   (1,969)   $   3,031
              =========  ========  ==========   ===========   =========
Stock Issued
for Cash        700,000      700       34,300                    35,000

Net Income
(Loss)                                              (5,384)     (5,384)
              ---------  --------  ----------  ------------  ----------
Balance
December 31,
2002          1,700,000  $  1,700   $  38,300   $   (7,353)   $  32,647

Net Income
(Loss)                                                (532)       (532)
              ---------  --------  ----------  ------------  ----------
Balance
June 30,
2003          1,700,000  $  1,700   $  38,300   $   (7,885)   $  32,115
              =========  ========  ==========   ===========   =========

                   See accompanying notes to Financial Statements.


                                Java.Juice.net
                       (A Development Stage Enterprise}
                            Statement of Cash Flows
                                                     From Inception
                                   For the Six   (September 13,2000)
                                  Months Ended           to
                                  June 30,2003       June 30,2003
                                  -------------   -----------------
Cash Flows from Operating
Activities:
-----------
 Net Income (Loss)                   $     (532)       $    (7,885)
 Accounts Payable                              -                  -
                                     -----------       ------------
Net Cash Provided from
Operating Activities                       (532)            (7,885)
                                     -----------       ------------
Cash Flows from
Investing Activities:
---------------------
 Other Assets                                  -                  -
                                     -----------       ------------
Net Cash Used in
Investing Activities                           -                  -
                                     -----------       ------------
Cash Flows from
Financing Activities:
---------------------
 Sales of Common Stock                         -             40,000
                                     -----------       ------------
Net Cash Provided from
Financing Activities                           -             40,000
                                     -----------       ------------
Net Increase in Cash                       (532)             32,115
                                     -----------       ------------
Cash Balance, Begin Period                32,647                  -
                                     -----------       ------------
Cash Balance, End Period             $    32,115       $     32,115
                                     ===========       ============
Supplemental Disclosures:
Cash Paid for interest               $         -       $          -
                                     ===========       ============
Cash Paid for income taxes           $         -       $          -
                                     ===========       ============

                                JavaJuice.net
                        Notes to Financial Statements


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

Organization
------------
JavaJuice.net (the Company) was incorporated under the laws of the State of Nevada on September 13, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 1,700,000 shares issued and outstanding as of June 30, 2003. The Company has been inactive since inception and has little or no operating revenues or expenses.

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

                           JavaJuice.net
                   Notes to Financial Statements

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
-------------------------------------------------------------

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

NOTE 2  -  COMMON STOCK
-----------------------
A total of 1,000,000 shares of stock were issued pursuant to a stock subscription agreement for $0.005 per share for a total of $5,000 to the original officers and directors.

In March of 2002 the company completed a 504 offering whereby 700,000 shares of common stock was sold for $35,000.

NOTE 3  -  RELATED PARTIES
--------------------------
The Company has no significant related party transactions and/or relationships any individuals or entities.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

                        SIGNATURES
                        ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                            JavaJuice.net,
                            a Nevada corporation (Registrant)

Dated: August 4, 2003       By:/s/ Laure P. Mazany, President,
                            CEO, Secretary, Treasurer, CFO and
                            Chairman of the Board of Directors

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

Dated:   August 4, 2003      	/s/ Laura P. Mazany
                             ----------------------------------------
                              Laura P. Mazany, Chief Executive Officer,
                              President, Treasurer, Chief Financial
                              Officer, Secretary, and Chairman of
                              the Board of Directors