Form 10QSB
period 2003-09-30
MT ULTIMATE HEALTHCARE CORP
filed 2003-11-14
CIK 1177326

2

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                                       OR

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-49915
                                                 -------


                              MT ULTIMATE HEALTHCARE CORP.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Nevada                                             88-0474056
  ------------------------------                          ---------------------
  (State or Other Jurisdiction                             (I.R.S. Employer
  Incorporation or Organization)                         Identification Number)


                   43 Pulaski Street, Brooklyn, New York 11206
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)

          Issuer's Telephone Number, Including Area Code: 718-243-0715

                                  JavaJuice.net
                           150 Freeport Boulevard # 8
                              Sparks, Nevada 89431
      ---------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,000,000 shares of Common Stock, par value $0.001 per share were outstanding as of November 14, 2003.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                              MT ULTIMATE HEALTHCARE CORP
                                               (FORMERLY JAVA.JUICE.NET)
                                                STATEMENT OF CASH FLOWS


                                                               FOR THE NINE                    FOR THE NINE
                                                               MONTHS ENDED                    MONTHS ENDED
                                                             SEPTEMBER 30, 2003              SEPTEMBER 30, 2002
                                                     ---------------------------------------  --------------------

Cash Flows from Operating Activities:
-------------------------------------

    Net Income (Loss)                                $                              (13,586)  $            (3,338)
    Adjustments to Reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation                                                                    5,909                     -
      Changes in operating assets and liabilities:
      Accounts Receivable                                                           (28,993)                    -
      Other Current Assets                                                              640                     -
      Accounts Payable                                                              (27,187)                    -
                                                     ---------------------------------------  --------------------

Net Cash Provided from Operating Activities                                         (63,217)               (3,338)
                                                     ---------------------------------------  --------------------


Cash Flows from Investing Activities:
-------------------------------------

    Property, plant and equipment                                                    (9,559)                    -
                                                     ---------------------------------------  --------------------

Net Cash Used in Investing Activities                                                (9,559)                    -
                                                     ---------------------------------------  --------------------


Cash Flows from Financing Activities:
-------------------------------------

    Bank Note                                                                       111,589                     -
    Short Term Debt                                                                  61,854                     -
    Capital Leases                                                                  (37,213)                    -
    Sales of Common Stock                                                                 -                35,000
                                                     ---------------------------------------  --------------------

Net Cash Provided from Financing Activities                                         136,230                35,000
                                                     ---------------------------------------  --------------------


Net Increase in Cash                                                                 63,454                31,662
                                                     ---------------------------------------  --------------------

Cash Balance,  Begin Period                                                          32,647                 3,031
                                                     ---------------------------------------  --------------------

Cash Balance,  End Period                            $                               96,101   $            34,693
                                                     =======================================  ====================


Supplemental Disclosures:
    Cash Paid for interest                           $                                    -   $                 -
                                                     =======================================  ====================
    Cash Paid for income taxes                       $                                    -   $                 -
                                                     =======================================  ====================

                                         MT ULTIMATE HEALTHCARE CORP
                                          (FORMERLY JAVA.JUICE.NET)
                                                BALANCE SHEETS

                                                                            SEPTEMBER 30      DECEMBER 31
                                                                            ------------     -----------
                                                                                2003              2002
                                                                      ------------------------  --------
                                                  A S S E T S
                                                 --------------
  Current Assets
------------------

      Cash                                                            $                96,101   $32,647
      Accounts Receivable, net of allowance                                           195,001         -
      Other Current Assets                                                              3,644         -
                                                                      ------------------------  --------
        Total Current Assets                                                          294,746    32,647
                                                                      ------------------------  --------

      Property, plant and equipment, net of accumulated depreciation                  119,676         -
                                                                      ------------------------  --------
      Goodwill, net                                                                    24,743
                                                                      ------------------------  --------
        Total  Assets                                                 $               439,165   $32,647
                                                                      ========================  ========


                                              L I A B I L I T I E S
                                            ------------------------

  Current Liabilities
-----------------------
      Accounts Payable and accrued liabilities                                         45,077         -
      Short Term Debt                                                                  63,520         -
      Current Portion Capital Lease                                                     5,318         -
      Bank Note                                                                       122,264         -
                                                                      ------------------------  --------
        Total Current Liabilities                                                     236,179         -
                                                                      ------------------------  --------

  Long-Term Liabilities:
      Bank Note                                                                        72,264         -
      Capital Leases                                                                   11,661         -
                                                                      ------------------------  --------

        Total Long Term Liabilities                                                    83,925         -
                                                                      ------------------------  --------
        Total Liabilities                                                             320,104         -


                                     S T O C K H O L D E R S ' E Q U I T Y
                                  -------------------------------------------

    Common Stock *
                                                                                       50,000    34,000
        400,000,000 authorized shares, par value $.001
        50,000,000 and 34,000,000 shares issued and outstanding

    Additional Paid-in-Capital                                                         90,000     6,000
    Deficit accumulated during the development stage                                  (20,939)   (7,353)
                                                                      ------------------------  --------

        Total Stockholders' Equity                                                    119,061    32,647
                                                                      ------------------------  --------
        Total Liabilities and Stockholders' Equity                    $               439,165   $32,647
                                                                      ========================  ========

    *  Retroactively Restated




                      See accompanying notes to Financial Statements.


                                          MT ULTIMATE HEALTHCARE CORP
                                           (FORMERLY JAVA.JUICE.NET)
                                            STATEMENT OF OPERATIONS


                                FOR THE THREE MONTHS ENDED                    FOR THE NINE MONTHS ENDED
                                --------------------------                    -------------------------
                            SEPTEMBER 30, 2003  SEPTEMBER 30, 2002     SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                            ------------------  --------------------  --------------------  --------------------

REVENUES:
---------

  Revenues                 $           310,812   $                 -   $           310,812   $                -
                            ------------------  --------------------  --------------------  --------------------
    Total Revenues                     310,812                     -                     -                    -

COST OF REVENUES:
-----------------
  Cost of Revenues         $           236,122   $                 -   $           236,122   $                -
                            ------------------  --------------------  --------------------  --------------------
    Gross Profit           $            74,690   $            74,690
EXPENSES:
---------
  Salaries & Wages                      22,793                22,793
  Professional Fees                     16,242                16,242
  Interest Expense                       8,117                     -                 8,117                 800
  Operating Expenses                    40,592                   227                41,124               2,538
                            ------------------  --------------------  --------------------  --------------------
    Total Expenses                      87,744                   227                88,276               3,338
                            ------------------  --------------------  --------------------  --------------------
    Net loss from Operations           (13,054)                 (227)              (13,586)             (3,338)

PROVISION FOR INCOME TAXES:
---------------------------

  Income Tax Benefit                         -                     -                     -                    -

    Net Income (Loss)      $           (13,054)  $              (227)  $           (13,586)   $         (3,338)
                            ====================  ====================  ====================  ==================


Basic and Diluted Earnings
  Per Common Share         $             (0.01)  $             (0.00)  $             (0.01)   $          (0.00)
                            ------------------  --------------------  --------------------  --------------------

Weighted Average number of
  Common Shares used in
  per share calculations             2,233,333             1,700,000             1,877,778           1,446,667
                            ====================  ====================  ====================  ==================



                 See accompanying notes to Financial Statements.

                           MT Ultimate Healthcare Corp
                            (formerly Java Juice.net)
                          Notes to Financial Statements


GENERAL
-------
The  consolidated  unaudited  interim  financial  statements  of  MT  Ultimate
Healthcare Corp. (formerly JavaJuice.net) ("the Company") as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2002 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2003 and December 31, 2002, and the results of their operations for the three and nine months ended September 30, 2003 and 2002, and their cash flows for the nine months ended September 30, 2003 and 2002.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2002 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

ORGANIZATION
------------

The Company was originally incorporated under the laws of the State of Nevada on September 13, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company has a total of 400,000,000 authorized shares with a par value of $.001 per share and with 50,000,000 shares issued and outstanding as of September 30, 2003. The Company filed amended Articles of Incorporation with the State of Nevada on August 15, 2003 to change the name to MT Ultimate Healthcare Corp. from Java Juice.net and to increase the authorized shares to 400,000,000 common shares. Also, the Company affected an 80 to 1 forward split of the shares in this amended filing. On September 29, 2003, the Company affected 1 for 4 reverse split. These financial statements reflect these filings.

FEDERAL  INCOME  TAX
--------------------

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

USE  OF  ESTIMATES
------------------

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

ACCOUNTING  METHOD
------------------

The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

EARNINGS PER COMMON SHARE
-------------------------

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

CASH  AND  CASH  EQUIVALENTS
----------------------------

The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts and money market funds.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity.

NOTE 2 - ACQUISITION
--------------------

On  August  8,  2003,  the  Company  consummated  an  Exchange Agreement with MT
Marketing, the terms of which the Company acquired 100% of the stock of MT Marketing in exchange for 16,000,000 shares of the common stock of the Company. The acquisition is being recorded for operations effective July 1, 2003.

NOTE 2 - ACQUISITION (CON'T)
----------------------------

The following table summarizes the estimated fair value of the assets of the assets acquired and liabilities assumed at the date of acquisition:

          Cash                         $   14,036
          Accounts Receivable             166,008
          Property, plant and equipment   101,990
          Goodwill                         24,743
          Accounts Payable and Debt    (  211,061)
                                       -----------

          Net Assets Acquired          $  100,000
                                       ===========

Of the $24,743 of acquired goodwill, all is being assigned to customer lists and name identification. The goodwill will be reviewed annually and amortized over an expected life of between 3 to 5 years.

The following proforma summary data for the three month periods ending September 30, 2003 and 2002 presents the consolidated results of operations as if the acquisition of MT Marketing made on August 8, 2003 had occurred on July 1, 2001. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as July 1, 2001 or of results that may occur in the future.

                                    Three  Months  Ended  September  30,
                                           2003               2002
                                      ---------------------------------

Proforma  Revenue                    $    171,288     $      59,560
Proforma  Net Income(Loss)                 27,027          (  1,952)
Proforma  net income(loss) per  share        nil               nil


NOTE 3  -  COMMON STOCK
-----------------------

A total of 1,000,000 shares of stock were issued pursuant to a stock subscription agreement for $0.005 per share for a total of $5,000 to the original officers and directors.

In March of 2002 the company completed a 504 offering whereby 700,000 shares of common stock was sold for $35,000.

On August 8, 2003 the Company acquired MT Marketing International Corp ("MT Marketing") as an operating subsidiary for 16,000,000 shares of common stock and valued the acquisition as a purchase at $100,000.

The Company affected an 80 to 1 forward split of the shares on August 15, 2003. On September 29, 2003, the Company affected a 1 for 4 reverse split. These financial statements reflect these filings.

NOTE 4  -  RELATED PARTIES
--------------------------

The Company has no significant related party transactions and/or relationships any individuals or entities.

NOTE 5  -  SUBSEQUENT EVENTS
----------------------------

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

     This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our plans, objectives, expectations, and intentions. Although we believe the statements and projections are based upon reasonable assumptions, actual results may differ from those that we have projected.


OVERVIEW

     MT Ultimate Healthcare Corp. ("MT" or alternatively, the "Company"), a Nevada corporation, was incorporated on September 13, 2000, under the name JavaJuice.net. The Company changed its name to MT Ultimate Healthcare Corp. in August 2003, as a result of a change in its business focus following a reverse merger with M.T. Marketing Int. Corp., discussed below under the heading "Reverse Merger."

     The Company currently operates a payroll nurse staffing business. The Company provides healthcare professionals such as Certified Nursing Assistants, Nurse Technicians, Licensed Practical Nurses and Registered Nurses to hospitals, nursing homes, licensed home care services agencies ("LHCSAs") and other health-related businesses. Prior to the reverse merger, the Company generally had been inactive since its inception, had little or no operating revenues or expenses, and was considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7.

CURRENT TARGET MARKET

     The Company's current target market consists of public hospitals, private hospitals and nursing homes in the five (5) boroughs of New York City. The Company estimates that providing payroll nurse staffing to this market is a multi-billion dollar industry. The results of research that the Company conducted on twenty-five (25) hospitals and nursing homes show that they employ staff agency employees to cover odd shifts such as nights, weekends and unplanned absenteeism. The Company believes that it is flexible enough to meet the current staffing requirements of its target market

     The Company's accounts receivable are normally paid within sixty (60) days. The Company needs to obtain $750,000 to $1,000,000 to sustain the current operations for the next two years. The Company believes that it can acquire a 5% market share provided that it receives the additional financing.

CURRENT TRENDS AND GROWING MARKETS

     A recent publication of the American Journal of Nursing stated that the demand for nurses will continue to rise as the "baby boomers" retire. In addition, the healthcare industry suffers from a current shortage of skilled nurses. The Company expects that this shortage will worsen due to the pressures of managed care. The Company intends to compete in this growing market based primarily on an aggressive recruitment and development policy within the U.S. and abroad. The Company needs $5,000,000 of additional financing for mergers and acquisitions so that it will be competitive.

     The Company intends to recruit foreign-trained nurses and assist them in obtaining their New York State nursing licenses. A pool of foreign-trained, experienced, immigrant nurses currently live, or work in occupations other than nursing, in the New York City metropolitan area. The Company's management has first-hand knowledge of successfully making a cultural conversion as it relates to nursing which gives the Company a positive standing and reputation in these immigrant communities. The Company intends to leverage the unique relationships that it has with its staff and these communities to attract and develop foreign-trained nurses living in New York City, the Philippines, India, the West Indies, Africa and Europe.

     The State of New York Department of Health (the "Department") approved the Company's application for licensure to operate a LHCSA. The Department is in the process of issuing the license. The Company is preparing an operational manual for the LHCSA in order to receive the license. The Department is scheduled to visit the Company's executive offices prior to issuing the license. The Company expects that the Department will issue the license and does not foresee any impediment to the Department's doing so. Provided that the Company obtains the license, it will begin providing home care services under the same aggressive recruitment and development policy and in addition to the payroll nurse staffing services that it currently provides.

COMPARISON OF OPERATING RESULTS

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002

     In the third quarter of 2002, prior to the reverse merger, discussed below under the heading "Reverse Merger," the Company was considered a development stage enterprise, as defined by Financial Accounting Standards Board No. 7. The Company had not commenced operations or generated any revenues and had recognized very few expenses. The increases in the third quarter of 2003 compared to the third quarter of 2002, discussed below, are due to the reverse merger.

     In the third quarter of 2003, the Company experienced a substantial increase in sales as revenues increased from nil in the third quarter of 2002 to $310,812 in the third quarter of 2003.

     Gross profit in the third quarter of 2003 was $74,690 compared to nil in the third quarter of 2002. Gross profit as a percentage of sales ("gross profit margin") increased in the third quarter of 2003 to 24% from 0% in the third quarter of 2002.

     General and administrative ("G&A") expenses were $79,627 and $227 in the third quarters of 2003 and 2002, respectively. As a percentage of sales, G&A expenses increased to 26% in the third quarter of 2003 from 0%, due to their being no sales, in the third quarter of 2002.

     Interest expense increased to $8,117 in the third quarter of 2003 from nil in the third quarter of 2002. The Company has a $200,000 Small Business Association ("SBA") line of credit, now payable on demand, which bears interest at bank prime rate plus 1% on any outstanding operating indebtedness. At September 30, 2003, the approximate amount outstanding was $122,264 of current debt and $72,264 is long-term debt. The Company has a one year loan of $50,000 which bears interest at 12% per annum as well as $13,520 of revolving small business lines of credit.

     Net loss increased from $227 in the third quarter of 2002 to $13,054 in the third quarter of 2003. The Company is in the process of obtaining a license from the Department to operate a LHCSA. If the license is approved, the Company intends to provide home care services in an effort to increase its gross profit margin. The Company does not expect that G&A or interest expenses will significantly increase as a result of the provision of home care services. The Company believes that providing home care services will help it to achieve profitability.

As of September 30, 2003, the Company had an accumulated deficit of $20,939.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     During the nine months ended September 30, 2002, prior to the reverse merger, discussed below under the heading "Reverse Merger," the Company was considered a development stage enterprise, as defined by Financial Accounting Standards Board No. 7. The Company had not commenced operations or generated any revenues and had recognized very few expenses. The increases in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, discussed below, are due to the reverse merger.

     In the first nine months of 2003, the Company experienced a significant increase in sales as revenues increased from nil in the first nine months of 2002 to $310,812 in the first nine months of 2003.

     Gross profit in the first nine months of 2003 was $74,690 compared to nil in the first nine months of 2002. Gross profit as a percentage of sales ("gross profit margin") increased in the first nine months of 2003 to 24% from 0% in the first nine months of 2002.

     General and administrative ("G&A") expenses were $80,159 and $2,538 in the first nine months of 2003 and 2002, respectively. As a percentage of sales, G&A expenses increased to 26% in the first nine months of 2003 from 0%, due to their being no sales, in the first nine months of 2002.

     Interest expense increased to $8,117 in the first nine months of 2003 from $800 in the first nine months of 2002. The Company has a $200,000 Small Business Association ("SBA") line of credit, now payable on demand, which bears interest at bank prime rate plus 1% on any outstanding operating indebtedness. At September 30, 2003, the approximate amount outstanding was $122,264 of current debt and $72,264 of long-term debt. The Company has a one year loan of $50,000 which bears interest at 12% per annum as well as $13,520 of revolving small business lines of credit.

     Net loss increased from $3,338 in the first nine months of 2002 to $13,586 in the first nine months of 2003, a 307% increase. The Company is in the process of obtaining a license from the Department to operate a LHCSA. If the license is approved, the Company intends to provide home care services in an effort to increase its gross profit margin. The Company does not expect that G&A or interest expenses will significantly increase as a result of the provision of home care services. The Company believes that providing home care services will help it to achieve profitability.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, the Company had cash of $96,101 and accounts receivable of $195,001. For the nine months ended September 30, 2003, the Company showed a net loss of $13,054. Consequently, the Company has been dependent on debt financing to fund its cash requirements.

     The Company has a $200,000 Small Business Association ("SBA") line of credit, now payable on demand, which bears interest at bank prime rate plus 1% on any outstanding operating indebtedness. At September 30, 2003, the approximate amount outstanding was $122,264 of current debt and $72,264 of long-term debt. The Company has a one year loan of $50,000 which bears interest at 12% per annum as well as $13,520 of revolving small business lines of credit.


     The Company needs to obtain $750,000 to $1,000,000 to sustain the current operations of the Company for the next two years. The Company also anticipates requiring $5,000,000 of additional financing for mergers and acquisitions which it believes will be necessary to compete in the growing market for payroll staff nursing and home healthcare services. The Company is in discussions with various parties to obtain financing, but has no commitments with respect to financing from officers or directors, shareholders, or any other sources.


Item 3. Evaluation of Disclosure Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report(the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

NONE.

Item 2. Changes in Securities

     (a) The Company increased its authorized shares of from 25,000,000 to 400,000,000 and affected an 80:1 forward stock split of its issued and outstanding common stock, $0.001 par value per share (the "Common Stock") followed by a 1:4 reverse stock split of the Common Stock. The events were reported via Forms 8-K, listed below.

     (c) In August 2003, the Company issued 16,000,000 shares of restricted common stock, $0.001 par value per share to the former shareholders of M.T. Marketing Int. Corp. in connection with the reverse merger transaction. The transaction was exempt from registration pursuant to Rule 506 of Regulation D.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a), (c). On August 15, 2003, the majority stockholders consented to action without a meeting whereby the majority stockholders approved a name change to MT Ultimate Healthcare Corp., an 80:1 forward stock split, to increase the authorized shares to 400,000,000 shares of common stock and reauthorize the par value at $.001 per share. The vote was approved by shareholders voting 1,795,141 shares out of 2,500,000 shares that were then eligible to be voted.

     On September 17, 2003, the majority stockholders consented to action without a meeting whereby the majority stockholders approved a 1:4 reverse stock split, re-authorization of Four Hundred Million (400,000,000) shares of common stock, and re-authorization of the par value of $0.001 per share of common stock. The vote was approved by shareholders voting 143,611,280 shares out of 200,000,000 shares that were then eligible to be voted.

Item 5. Other Information

     As a result of the acquisition of M.T. Marketing Int. Corp., the Company changed its name from JavaJuice.net to MT Ultimate Healthcare Corp. In addition, Laura Mazany resigned from her positions as officer and sole director of the Company. MacDonald Tudeme was appointed Chief Executive Officer and director. Marguerite Tudeme was appointed Secretary and director. These events were reported via Form 8-K, listed below.

REVERSE MERGER

     On August 8, 2003, the Company acquired 100% of the issued and outstanding shares of M.T. Marketing Int. Corp. ("Acquired") in exchange for 16,000,000 post forward and reverse stock split shares of the Company's common stock. In addition, on August 8, 2003, MacDonald Tudeme entered into a stock purchase agreement with Laura Mazany whereby Mr. Tudeme acquired 20,000,000 post forward and reverse stock split hares of the Company's common stock for $100,000. As a result of the acquisition, control of the Company shifted to the former shareholders of Acquired.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit No.           Description

        2.1     Exchange Agreement     (1)

        3.1     Articles of Amendment to Articles of
                Incorporation     (2)(3)

        31      Certificate of the Chief Executive
                Officer and Chief Financial Officer
                pursuant Section 302 of the Sarbanes-
                Oxley Act of 2002     (4)

        32      Certificate of the Chief Executive
                Officer and Chief Financial Officer
                pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002     (4)

(1) Filed as an Exhibit to report on Form 8-K filed on August 12, 2003, and incorporated herein by reference.

(2) Filed as an Exhibit to report on Form 8-K filed on September 2, 2003, and incorporated herein by reference.

(3) Filed as an Exhibit to report on Form 8-K filed on September 30, 2003, and incorporated herein by reference.

(4)  Filed  herewith  as  an  exhibit.

(b) Reports on Form 8-K:

     The Company has filed the following four reports on Form 8-K during the first nine months of 2003:

(1) Form 8-K filed on August 12, 2003, to report a reverse merger, the resignation and appointment of officers and directors and the intent of a name change.

(2) Form 8-K filed on September 2, 2003, to report an Amendment to Articles of Incorporation regarding a name change, a forward stock split, an increase in authorized shares and a reauthorization of par value.

(3) Form 8-K/A, Amendment No. 1, filed on September 9, 2003, amending Form 8-K filed on August 12, 2003, to include audited financial statements of business acquired as of January 31, 2003 and 2002, and pro forma financial information as at June 30, 2003.

(4) Form 8-K filed on September 30, 2003, to report an Amendment to Articles of Incorporation regarding a reverse stock split and a reauthorization of shares and par value.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MT ULTIMATE HEALTHCARE CORP.

Dated: November 14, 2003

By  /s/ MacDonald Tudeme
        ----------------------------
        MacDonald Tudeme,
        Chief Executive officer and
        Principal Financial Officer