Form 10KSB
period 2003-12-31
MT ULTIMATE HEALTHCARE CORP
filed 2004-04-14
CIK 1177326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

               For the Fiscal Year Ended December 31, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the transition period from           to
                                   -----------  -------------

                         Commission File Number 0-49915

                          MT ULTIMATE HEALTHCARE CORP.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Nevada                                        88-0474056
-------------------------------               ------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

              45 Main Street, Suite 617, Brooklyn, New York 11201
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (718) 943-3400
                        -------------------------------
                        (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

               NONE

Securities registered under Section 12(g) of the Exchange Act:

               COMMON STOCK, $.001 PAR VALUE PER SHARE

Check whether the registrant (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended December 31, 2003 were $636,978.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 7, 2004, was approximately $15,430,145.

     As of April 7, 2004 the issuer had 52,060,040 shares of common stock, $.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          MT ULTIMATE HEALTHCARE CORP.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2003
                                      INDEX

                                     Part I

    Item 1.          Description of Business                     3

    Item 2.          Description of Property                     7

    Item 3.          Legal Proceedings                           7

    Item 4.          Submission of Matters to a Vote of
                     Security Holders                            7


                                     Part II

    Item 5.          Market for Common Equity and Related
                     Stockholder Matters                         7

    Item 6.          Management's Discussion and Analysis or
                     Plan of Operation                          10

    Item 7.          Financial Statements                      F-1

    Item 8.          Changes in and Disagreements with
                     Accountants on Accounting and Financial
                     Disclosure                                 15

    Item 8A.         Controls and Procedures                    15


                                    Part III

    Item 9.          Directors, Executive Officers, Promoters
                     and Control Persons; Compliance with
                     Section 16(a) of the Exchange Act          15

    Item 10.         Executive Compensation                     17

    Item 11.         Security Ownership of Certain Beneficial
                     Owners and Management and Related
                     Stockholder Matters                        18

    Item 12.         Certain Relationships and Related
                     Transactions                               18

    Item 13.         Exhibits and Reports on Form 8-K
               (a)   Exhibits                                   19

               (b)   Reports on Form 8-K                        20

    Item 14.         Principal Accountant Fees and Services     20

    Signatures                                                  20

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MT Ultimate Healthcare Corp.("the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2003.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS PROFILE

     The Company was originally incorporated under the name JavaJuice.net ("JavaJuice") on September 13, 2000. The name was subsequently changed to MT Ultimate Healthcare Corp. in August, 2003, as a result of a change in its business focus following the reverse merger with M.T. Marketing Int. Corp., discussed below. The Company's business plan was to engage in the operation of an Internet Cafe, in Reno, Nevada. Prior to entering into an Exchange Agreement, discussed below, and the consummation of the transactions thereunder, the Company was considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7, as the Company's planned principal operations had not commenced, the Company had not generated any revenue, and all of its efforts were devoted to securing and establishing a new business.

     On August 8, 2003, JavaJuice, M.T. Marketing Int. Corp., (hereinafter "MT") and the former MT shareholders entered into an Exchange Agreement (the "Exchange" or "Acquisition") whereby MT became a wholly-owned subsidiary of the Company. In addition, MacDonald Tudeme, the Company's chief executive officer and a member of the board of directors, entered into a stock purchase agreement with the Company's former officer and director, Laura Mazany. As a result of these transactions, control of the Company shifted to the former MT shareholders.

     The Registrant, MT Ultimate Healthcare Corp., a Nevada corporation, herein being referred to as the "Company," owns one hundred percent (100%) of M.T. Marketing Int. Corp., also a Nevada corporation herein being referred to as "MT". The Company operates as a holding company for MT. All operations discussed in this Form 10-KSB were conducted by MT.

     In September 2003, the Company completed an 80:1 forward stock split of its issued and outstanding common stock. Also in September 2003, the Company completed a 1:4 reverse stock split of its issued and outstanding common stock. The effects of both stock splits have been retroactively reflected in this report on Form 10-KSB unless otherwise stated.

PRINCIPAL PRODUCTS AND SERVICES

     The Company currently operates a payroll nurse staffing and homecare business. The Company provides healthcare professionals such as Certified Nursing Assistants, Nurse Technicians, Licensed Practical Nurses and Registered Nurses to hospitals, nursing homes, licensed home care services agencies ("LHCSAs"), other health-related businesses, and to the homes of the elderly, sick and incapacitated. In January 2004, the Company received a license from the State of New York, Department of Health, effective December 9, 2003, to operate as a LHCSA in the five boroughs of New York City: The Bronx, Brooklyn, Manhattan, Queens and Staten Island, as well as in Nassau County.

     Currently, the Company's primary target market consists of public hospitals, private hospitals and nursing homes in the five (5) Boroughs of New York City, the elderly and patients that have been discharged from hospitals and are recuperating at home. The market for the provision of healthcare services in New York City metropolitan area is very competitive. MT competes with several healthcare service providers and healthcare staffing companies. These competitors include Best Care, All Care Services, White Gloves, and Prefer Nursing. MT believes that it has the capacity to acquire 5% of its primary target market.

     The Company takes into consideration the customer's needs and optimizes its resources to fit those needs. The Company markets its services under the names "M.T. Ultimate Healthcare Staffing and Homecare Services," "M.T. Ultimate Services," or "M.T. Ultimate."

INDUSTRY AND MARKET OVERVIEW

     The provision of nursing staff to hospitals and nursing homes in the United States is an estimated multi-billion dollar industry. Based on research that the Company conducted on twenty-five hospitals and nursing homes, the results show that they employ staff agency employees to cover odd shifts such as nights, weekends and unplanned absenteeism. According to a recent publication of the American Journal of Nursing, the demand for nurses will continue to rise as the "baby boomers" retire. Furthermore, there is a present shortage of skilled nursing professionals which is expected to worsen due to the pressures of managed care. The hospitals, which employ based on headcount, will continue to have a growing need for agency nurses that do not figure into their headcount. The Company remains flexible enough to meet the staffing requirements of both the hospital and the home healthcare segments.

COMPETITION AND COMPETITIVE STRATEGY

     The medical staffing industry is both highly fragmented and highly competitive. There are a large number of firms engaged in the provision of medical personnel. A significant number of these companies are very small competitors operating on a very localized basis. There are however, a few larger companies that operate on a national basis. The Company believes that its unique marketing approach, coupled with innovative methods for identifying skilled personnel offer competitive advantages of both forms of competition.

     The Company intends to compete in the nurse staffing industry based primarily on its unique marketing approach, its willingness to provide support to its staff, superior client service, and its aggressive recruitment policy within the United States and abroad. The Company's management believes that its ability to recruit experienced nursing staff and its relationship with its staff gives the Company a competitive advantage.

Recruitment Policy
------------------

     There is currently a pool of trained, experienced, immigrant nurses in the New York City metropolitan area. Most of our competitors are not positioned to identify, connect with, and turn this pool of nurses into a New York State licensed workforce. The Company's strategy for bringing this workforce to market is based in large part on its standing and reputation in these immigrant communities and management's first-hand knowledge of successfully making a cultural conversion as it relates to nursing. The Company intends to attract this pool or nurses by assisting them in obtaining their New York State nursing licenses.

     In addition to this internal recruitment drive, the Company also intends to recruit trained, experienced nurses from the Philippines, India, the West Indies, Africa and Europe. The Company, with the assistance of immigration lawyers, intends to sponsor these nurses, assist them in obtaining New York State nursing licenses, and sign them to renewable three-year employment contracts.

CLIENT BASE AND RECENT DEVELOPMENTS

     The Company has a range of clients, notably spanning hospitals located in the metropolitan New York City area. The Company's largest client is the City of New York Hospitals which accounted for approximately 60% of total revenues for December 31, 2003. The Company actively seeks to increase its client base and to broaden its service and product offerings.

     In January 2004, the Company received a license from the State of New York, Department of Health, effective December 9, 2003, to operate as a LHCSA in the five boroughs of New York City: The Bronx, Brooklyn, Manhattan, Queens and Staten Island, as well as in Nassau County. The Company now has the ability to provide a full range of medically necessary healthcare services. The licensure allows the Company to reach a broader audience of clients requiring skilled, in-home healthcare services such as health planning therapy, drug injections and medication delivery. The licensure also provides the Company with access to client referrals from hospitals, skilled nursing and long-term care facilities that were previously unavailable to the Company.

     In February 2004, the Company established a high tech infusion nursing department that will allow staff to provide highly-specialized nursing services to the Company's clients. With the addition of this new department, the Company's clients can now be referred by doctors, insurance companies or infusion companies to receive highly skilled, in-home specialty health care service by the Company's staff of appropriately qualified registered nursing professionals.

     The Company recently signed three contracts. In February 2004, the Company signed a contract with Christian Pilgrim Outreach ("CPO"). Under the contract, CPO will provide the Company with access to more than 400 medically trained personnel worldwide over a three-year period. During the second quarter of 2003, the Company signed a contract with CABS Nursing Home of Brooklyn, New York ("CABS") to provide CABS on an as-needed basis with qualified nursing personnel over the next several years. Also in March 2004, the Company signed a contract with MidAtlantic Home Infusion Company ("MidAtlantic") to provide MidAtlantic on an as-needed basis with specialized nursing personnel qualified to provide home infusion therapy to patients in the New York City area over the next several years.

     The Company is in active negotiations to acquire a privately-held, 24-hour healthcare provider in New Jersey and a Canadian based prescription drug Internet and mail-order company, as discussed in more detail under "Item 6. Management's Discussion and Analysis." The Company expects that, due to these negotiations, the license to operate as a LHCSA, and the new contracts with CABS and MidAtlantic, the Company will depend less heavily on the City of New York Hospitals as a source of revenue during 2004.

GOVERNMENT REGULATION

     The Company is licensed by the State of New York, Department oh Health to operate as a LHCSA in the five boroughs of New York City and in Nassau County. The Company was required to prepare operating manuals as part of the approval process. Home healthcare licensure requires the Company to make sure that its staff is appropriately qualified, trained and supervised to provide skilled, in-home healthcare services. The Company will be subject to unannounced surveys to assess its compliance with state and federal standards governing the quality and scope of the services it provides. In the event we do not comply with the license, we may be subject to penalties.

EMPLOYEES

     The Company currently employs over sixty (60) people on a full-time basis. These employees include Certified Nursing Assistants, Nurse Technicians, Licensed Practical Nurses, and Registered Nurses. The Company intends to recruit at least three Registered Nurses each quarter during 2004. As of March 31, 2003, the Company has recruited six part-time RNs for its infusion department.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company placed a $11,918 security deposit for a five-year lease for approximately 4,000 square feet of office space for its executive offices in Brooklyn, New York. The current monthly lease commitment is $3,500 and will increase to $3,939 per month at the end of the lease, October 31, 2008.

     The Company entered into a lease for approximately 850 square feet of office space in Baldwin, New York that became effective on January 1, 2004. The current monthly lease commitment is $1,300. The lease expires in five years.

     The Company currently has a five-year lease for office space in the Bronx, New York that ends in 2007. The current lease commitment is $7,800 per year with an annual increase of 7%.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings. The Company is unaware of any pending or threatened legal proceedings against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In August, 2003, a majority of shareholders of the Company, via signed written consent to action without a meeting of the shareholders, approved a name change to MT Ultimate Healthcare Corp., an eighty-for-one forward stock split, an increase of its authorized stock from Twenty-Five Million (25,000,000) to Four Hundred Million (400,000,000), and the reauthorization of $.001 par value per share of common stock. The number of shares consenting to the action was 35,902,820 out of 50,000,000 shares that were eligible to vote, taking into account this forward stock split and the reverse stock split discussed in the following paragraph.

     In September, 2003, a majority of shareholders of the Company, via signed written consent to action without a meeting of the shareholders, approved a resolution to affect a one-for-four reverse stock split, to re-authorize Four Hundred Million (400,000,000) shares of common stock, and to re-authorize the par value of $0.001 per share of common stock. The number of shares consenting to the action was 35,902,820 out of 50,000,000 post-split shares that were eligible to vote.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. The Company's common stock began regular trading during the fiscal year ended December 31, 2003. The trading symbol for the common stock was "JAVA" and was changed to "MTUH" in connection with the Company's name change and an 80:1 forward stock split in September 2003. As a result of a 1:4 reverse stock split in September 2003, the trading symbol was later changed to the current symbol, "MTHC".

     The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



                                    Bid Prices
Quarter Ended                      High    Low
------------------                 -----   -----
December 31, 2003                  $1.05  $1.05
September 30, 2003                  1.50   1.43
June 30, 2003                       0.02   0.02
March 31, 2003                      0.01   0.01



     There were 33 holders of record of the common stock as of April 7, 2004. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The SEC's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

     In March 2002, the Company issued a total of 14,000,000 shares of common stock which were not registered under the Act to 33 investors in exchange for $35,000, pursuant to an offering conducted under an exemption provided by Rule 504 of Regulation D, promulgated under the Act, as amended. The offering was registered for sale by the Nevada Secretary of State Securities Division on November 20, 2001. The shares were all sold to unaccredited investors who were friends, family members, acquaintances and/or business associates of our sole officer and director and of the registered sales agent.

     On September 2, 2003, the Company issued 16,000,000 shares of common stock which were not registered under the Act pursuant to an Exchange Agreement whereby MT became a wholly-owned subsidiary of the Company. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     On December 4, 2003, the Company issued an aggregate of 600,000 shares of common stock which were not registered under the Act to four entities in exchange for the cancellation of $150,000 of indebtedness. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     On January 15, 2004, the Company issued 100,000 shares, and on February 10, 2004, the Company issued 400,000 shares (or an aggregate of 500,000 shares) of common stock which were not registered under the Act to Arthur Wheeler as additional consideration for entering into a Consulting Services Agreement with the Company. The Company claims an exemption from registration afforded by
Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     On February 10, 2004, the Company issued 500,000 shares of common stock which were not registered under the Act to Maria Francois as additional consideration for entering into an Employment Agreement with the Company. On that same date, the Company issued 250,000 shares of common stock which were not registered under the Act to Robert Feldman for consulting services. Also on that same date, the Company issued 10,000 shares of common stock which were not registered under the Act to Edna Madu as an incentive to join the Company as its first Director of Patient Services. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     On February 24, 2004, the Company issued 200,000 shares of common stock which were not registered under the Act to Dutchess Corporation to convert $50,000 of indebtedness that the Company owed to Dutchess Corporation into equity. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     This report contains forward looking statements within the meaning of
Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     On August 8, 2003, the Company acquired 100% of the outstanding shares of MT pursuant to an Exchange Agreement. As a result of the Exchange Agreement, the business of MT became the business of the Company, control of the Company shifted to the former MT Shareholders and the Company subsequently changed its name to MT Ultimate Healthcare Corp. MT currently operates a payroll nurse staffing and homecare business by providing healthcare professionals such as Certified Nursing Assistants, Nurse Technicians, Licensed Practical Nurses and Registered Nurses to hospitals, nursing homes, licensed home care services agencies ("LHCSAs"), other health-related businesses, and to the homes of the elderly, sick and incapacitated.

KNOWN TRENDS, EVENTS AND UNCERTAINTIES

     The Company is actively seeking to expand its operations both within New York City and the surrounding, New Jersey, Connecticut and upstate New York areas. The Company also actively seeks to broaden its service and product offerings. During the fourth quarter of 2003, the Company focused its energy on building its infrastructure. The Company moved into a new corporate head office and acquired experienced human resources on its management staff. The Company opened a "high-tech" nursing office in Baldwin, New York in addition to securing licensure to operate a LHCSA, as discussed below.

     In January 2004, the Company received a license from the State of New York, Department of Health, effective December 9, 2003, to operate as a LHCSA in the five boroughs of New York City: The Bronx, Brooklyn, Manhattan, Queens and Staten Island, as well as in Nassau County. The Company now has the ability to provide a full range of medically necessary healthcare services. The licensure allows the Company to reach a broader audience of clients requiring skilled, in-home healthcare services such as health planning therapy, drug injections and medication delivery. The licensure also provides the Company with access to client referrals from hospitals, skilled nursing and long-term care facilities that were previously unavailable to the Company.

     In February 2004, the Company established a high tech infusion nursing department that will allow staff to provide highly-specialized nursing services to the Company's clients. With the addition of this new department, the Company's clients can now be referred by doctors, insurance companies or infusion companies to receive highly skilled, in-home specialty health care service by the Company's staff of appropriately qualified registered nursing professionals.

     The Company recently signed three contracts. In February 2004, the Company signed a contract with Christian Pilgrim Outreach ("CPO"). Under the contract, CPO will provide the Company with access to more than 400 medically trained personnel worldwide over a three-year period. During the second quarter of 2003, the Company signed a contract with CABS Nursing Home of Brooklyn, New York ("CABS") to provide CABS on an as-needed basis with qualified nursing personnel over the next several years. Also in March 2004, the Company signed a contract with MidAtlantic Home Infusion Company ("MidAtlantic") to provide MidAtlantic on an as-needed basis with specialized nursing personnel qualified to provide home infusion therapy to patients in the New York City area over the next several years.

     The Company recently signed two letters of intent: one to acquire BP Senior Care and the other to acquire LePharmacy.com. BP Senior Care is a privately-held, 24-hour healthcare provider in New Jersey. LePharmacy.com ("LePharmacy") is a Canadian based prescription drug Internet and mail-order company that sells its products via the website www.lepharmacy.com. LePharmacy receives a predominate portion of its revenue from customers that are not covered by insurance and in need of lower priced prescription drugs. The Company expects that, due to these negotiations, its license to operate as a LHCSA, and the new contracts with CABS and MidAtlantic, the Company will depend less heavily on the City of New York Hospitals as a source of revenue during 2004.

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

     Prior to the acquisition of MT on August 8, 2003, the Company did not have any sales revenue or cost of revenue, and the Company was considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. MT, the Company's wholly-owned subsidiary, was an operating company prior to the reverse merger.

     For the fiscal year ended December 31, 2002, the Company had a net loss from operations of $5,384 which was attributable to the following expenses:
$2,050 of professional fees and $3,334 of operating expenses. For the fiscal year ended December 31, 2003, all sales revenue, cost of revenue, additional items of expense and increases in professional fees and operating expenses is due to the acquisition of MT.

     Sales revenue for the fiscal year ended December 31, 2003 was $636,978. Sales revenue does not include the revenue generated by MT prior to the reverse merger that occurred in August. The Company did not have any sales revenue or cost of revenue for the fiscal period ended December 31, 2002. Cost of revenues for the fiscal year ended December 31, 2003 was $507,486. Gross profit as a percentage of sales ("gross profit margin") increased to 20% for the fiscal year ended December 31, 2003 from 0% for the fiscal year ended December 31, 2002, due to the acquisition of MT.

     The Company had general and administrative expenses of $251,891 for the fiscal year ended December 31, 2003. Expenses consisted of $70,787 of salaries and wages, $61,348 of professional fees, $6,636 of interest expense, and $113,120 of operating expenses.

     The Company had a net loss of $122,399 for the fiscal year ended December 31, 2003, as compared to a net loss of $5,384 for the fiscal year ended December 31, 2002.

     As of December 31, 2003, the Company had an accumulated deficit of $129,752.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, total current assets were $271,964 which consisted of $54,758 of cash, $197,034 of accounts receivable, net of an allowance for doubtful accounts, and $20,172 of other current assets.

     As of December 31, 2003, total current liabilities were $67,369 which consisted of $59,867 of accounts payable and accrued liabilities and $7,502 of current portion of capital leases.

     Net working capital was $204,595 at December 31, 2003. The ratio of current assets to current liabilities was 4.04.

     The Company had a net increase in cash of $54,758 and $32,647 for the fiscal years ended December 31, 2003 and 2002, respectively. Cash flows from financing activities represented the Company's principal source of cash for both the fiscal period ended December 31, 2003 and the fiscal period ended December 31, 2002. Cash flows from financing activities during the fiscal period ended December 31, 2003 were $201,715, consisting of an increase of bank notes in the amount of $44,169, and increase in capital leases in the amount of $7,546 and the conversion of $150,000 of indebtedness to 600,000 shares of common stock. The Company had $35,000 of cash flows from financing activities for the fiscal period ended December 31, 2002, that was due the sale of 14,000,000 post-split shares of common stock.

     The Company's accounts receivable increased by $31,026 during the fiscal period ended December 31, 2003, as the Company continues to experience a sixty
(60) turnaround on these accounts. Other current assets increased by $15,887. Accounts payable, however, increased by $6,076, and the Company made a positive adjustment to cash for depreciation expense in the amount of $12,877, during the fiscal period ended December 31, 2003. As a result of these factors, the Company had negative cash flow from operations of $150,359 during the fiscal year ended December 31, 2003. The Company did not make any adjustments related to cash flows from operations during the fiscal period ended December 31, 2002.

     The Company received $13,502 in the acquisition, however, property, plant and equipment increased by $42,747 during the fiscal year ended December 31, 2003. As a result, the Company experienced a decrease in cash from investing activities of $29,245 during the fiscal year ended December 31, 2003. The Company did not make any adjustments related to cash flows from investing activities during the fiscal period ended December 31, 2002.

     Interest expense was $6,636 for the fiscal year ended December 31, 2003. As described in Note 7 of Notes to Financial Statements included in "Item 7 - Financial Statements," the Company has two lines of credit with variable interest rates that are underwritten by the Small Business Administration. As of December 31, 2003, $47,500 with a 6% interest rate was outstanding under one line of credit and $141,197 with a 5% interest rate was outstanding under the other line of credit. The lines of credit mature on January 29, 2009 and January 1, 2005, respectively.

     The Company has several capital leases for computers and telephone equipment. The aggregate capital amount of the leases is $19,754 of which $7,502 is the current portion of the lease commitment.

     The Company has entered into various leases for office space. As of December 31, 2003, the minimum lease payments under these leases in 2004 was $66,310.

     Need for Additional Financing. The Company needs to obtain equity financing of approximately $2,000,000 to expand its business operations. Such an investment would allow the Company to increase working capital by $1,750,000 and expand its operations through the acquisition of other enterprises and the creation or organization of offices outside of New York City such as New Jersey, Connecticut or Atlanta. Our plan of expansion will require an additional $3,000,000 of capital in the next two (2) to three (3) years. In February 2004, Dutchess Corporation, an entity that is not affiliated with the Company, purchased 200,000 restricted shares of common stock in consideration for $50,000. The Company plans to use the proceeds from such investment for general working capital purposes. At this time, the Company does not have any commitments for additional financing either from its officers, directors and affiliates or otherwise. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to us on acceptable terms, we will have to delay, curtail or scale back some or all of its operations. If we are unable to raise additional capital, it would have a materially adverse effect upon our ability to expand our business operations.

RISK FACTORS

     Highly Competitive Nature of Our Business. The medical staffing industry is both highly fragmented and highly competitive. There are a large number of firms engaged in the provision of medical personnel. A significant number of these companies are small competitors operating on a localized basis. There are, however, a few larger companies that operate on a national basis. The Company believes that its unique marketing approach, coupled with innovative methods for identifying skilled personnel offer the Company a competitive advantage in the industry. If the Company is unable to realize a competitive advantage, it would have a material adverse effect on the Company's business and operations.

     Reliance on Key Management. Our success is highly dependent upon the continued services of the following three people: MacDonald Tudeme, our Chief Executive Officer and Marketing Manager; Wayne Richardson, our Chief Financial Officer; and Marguerite Tudeme, our Operations Manager. If any of the foregoing persons were to leave us, it could have a materially adverse effect upon our business and operations.

     Regulation of LHCSAs by the New York Department of State. In January 2004, the Company received a license from the State of New York, Department of Health, effective December 9, 2003, to operate as a LHCSA in the five boroughs of New York City and in Nassau County. The Company was required to prepare operating manuals as part of the approval process. Home healthcare licensure requires the Company to make sure that its staff is appropriately qualified, trained and supervised to provide skilled, in-home healthcare services. The Company will be subject to unannounced surveys to assess its compliance with state and federal standards governing the quality and scope of the services it provides. If the Company fails to comply with the government regulations, it could have a materially adverse effect on the Company's business and its operations including the revocation of its license as a LHCSA.

     Dependence on Major Client. Presently, our major client is the City of New York Hospitals. We have taken steps to broaden our client base by signing contracts with CABS and MidAtlantic. We have also taken steps to broaden our service and product offerings by becoming licensed to operate as a LHCSA and by entering into negotiations with BP Senior Care and LePharmacy. The Company expects that, due to these events, the Company will depend less heavily on the City of New York Hospitals as a source of revenue during 2004. If, however, this is not the case and we are unable to broaden our client base, the continued reliance upon New York City Hospitals could have a materially adverse effect upon our business and operations.

     Shortage of Healthcare Professionals in the Industry. Presently, the healthcare industry is experiencing a growing shortage of healthcare professionals especially Licensed Practical Nurses and Registered Nurses.
One of our major marketing efforts is to recruit these professionals in the United States and to attract foreign professionals. If we are not successful in our efforts, this could have a materially adverse effect upon our ability to sustain growth pursuant to our business strategy.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     Federal Income Tax. The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company has incurred a net operating loss ("NOL") of $45,202, however, because there is no assurance of recovery of the NOL, it has been fully offset and the Company does not have a deferred tax asset with respect to any portion thereof. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Accounting Method. The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. A total of $12,877 has been recorded in the financial statements for the six months period ended December 31, 2003.

     Cash and Cash Equivalents. The Company considers all highly liquid debt Instruments with a maturity of three months or less at the time of purchase To be in cash equivalents. Cash and cash equivalents consist of checking Accounts and money market funds.

     Fair Value of Financial Instruments. The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity.

ITEM 7.  FINANCIAL STATEMENTS


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                -------------------------------------------------


To the Board of Directors and Shareholders
MT Ultimate Healthcare Corp
New York, NY

We have audited the accompanying consolidated balance sheet of MT Ultimate Healthcare Corp. (formerly Java Juice.net) ("Company") as of December 31, 2003 and the related consolidated statement of operations, changes in stockholders' equity, and consolidated statement of cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.



                                Clyde Bailey P.C.


March 16, 2004
San Antonio, Texas


                                MT ULTIMATE HEALTHCARE CORP
                                 (FORMERLY JAVAJUICE.NET)
                                 CONSOLIDATED BALANCE SHEET
                                  As of December 31, 2003



                                         A S S E T S
                                       ----------------

Current Assets
----------------

      Cash                                                            $        54,758
      Accounts Receivable, net of allowance                                   197,034
      Other Current Assets                                                     20,172
                                                                      ----------------
        Total Current Assets                                                  271,964
                                                                      ----------------

      Property, plant and equipment, net of accumulated depreciation          131,859
                                                                      ----------------
      Goodwill, net                                                            24,743
                                                                      ----------------
        Total  Assets                                                 $       428,566
                                                                      ================

  L I A B I L I T I E S
-----------------------

  Current Liabilities
      Accounts Payable and accrued liabilities                                 59,867
      Current Portion Capital Lease                                             7,502
                                                                      ----------------

        Total Current Liabilities                                              67,369
                                                                      ----------------

  Long-Term Liabilitiles:
      Bank Note                                                               188,697
      Capital Leases                                                           12,252
                                                                      ----------------

        Total Long Term Liabilities                                           200,949
                                                                      ----------------
        Total Liabilities                                                     268,318


  S T O C K H O L D E R S '    E Q U I T Y
------------------------------------------

    Common Stock                                                               50,600

    Additional Paid-in-Capital                                                239,400
    Accumulated Deficit                                                      (129,752)
                                                                      ----------------

        Total Stockholders' Equity                                            160,248
                                                                      ----------------
        Total Liabilities and Stockholders' Equity                    $       428,566
                                                                      ================



    See accompanying notes to Financial Statements.


                              MT ULTIMATE HEALTHCARE CORP
                               (FORMERLY JAVAJUICE.NET)
                                STATEMENT OF OPERATIONS


                                                      FOR THE TWELVE MONTHS ENDED
                                              ----------------------------------------
                                               DECEMBER 31, 2003    DECEMBER 31, 2002
                                              -------------------  -------------------

REVENUES:
---------

  Revenues                                    $          636,978   $                -
                                              -------------------  -------------------
    Total Revenues                                       636,978                    -

COST OF REVENUES:
-----------------

  Cost of Revenues                            $          507,486   $                -
                                              -------------------  -------------------
    Gross Profit                              $          129,492

EXPENSES:
---------

  Salaries & Wages                                        70,787                    -
  Professional Fees                                       61,348                2,050
  Interest Expense                                         6,636                    -
  Operating Expenses                                     113,120                3,334
                                              -------------------  -------------------
    Total Expenses                                       251,891                5,384
                                              -------------------  -------------------
    Net loss from Operations                            (122,399)              (5,384)

PROVISION FOR INCOME TAXES:
---------------------------

  Income Tax Benefit                                           -                    -
                                              -------------------  -------------------
    Net Income (Loss)                         $         (122,399)  $           (5,384)
                                              ===================  ===================

Basic and Diluted Earnings Per Common Share   $            (0.00)  $            (0.00)
                                              -------------------  -------------------

Weighted Average number of Common Shares              39,383,333           34,000,000
   used in per share calculations             ===================  ===================



                 See accompanying notes to Financial Statements.


                                 MT ULTIMATE HEALTHCARE CORP
                                  (FORMERLY JAVAJUICE.NET)
                              STATEMENT OF  STOCKHOLDERS' EQUITY





                                                   $0.001     Paid-In   Accumulated Stockholders'
                                    Shares       Par Value    Capital     Deficit     Equity
                                 -------------  -----------  ----------  ----------  --------

   Balance December 31, 2001        1,000,000   $    1,000   $   4,000   $  (1,969)  $  3,031

  Stock Issued for Cash               700,000          700      34,300                 35,000

   Net Loss                                                                 (5,384)    (5,384)
                                 -------------  -----------  ----------  ----------  --------
   Balance December 31, 2002        1,700,000   $    1,700   $  38,300   $  (7,353)  $ 32,647

   Stock Issued for Acquisition       800,000          800      99,200                100,000

   Forward Split 80:1             197,500,000      197,500    (197,500)                    -

   Reverse Split 4:1             (150,000,000)    (150,000)    150,000                     -

   Stock Issued for Debt              600,000          600     149,400                150,000

   Net Loss                                                               (122,399)  (122,399)
                                 -------------  -----------  ----------  ----------  --------
   Balance December 31, 2003       50,600,000   $   50,600   $ 239,400   $(129,752)  $160,248
                                 =============  ===========  ==========  ==========  ========



                 See accompanying notes to Financial Statements.


                            MT ULTIMATE HEALTHCARE CORP
                             (FORMERLY JAVAJUICE.NET)
                        CONSOLIDATED STATEMENT OF CASH FLOWS


                                                            FOR THE TWELVE MONTHS ENDED
                                                            ---------------------------
                                                        DECEMBER 31, 2003      DECEMBER 31, 2002
                                                    ------------------------  -------------------


Cash Flows from Operating Activities:
---------------------------------------

    Net Income (Loss)                                      $   (122,399)             $  (5,384)
    Adjustments to Reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation                                               12,877                    -
      Changes in operating assets and liabilities:
      Accounts Receivable                                       (31,026)                   -
      Other Current Assets                                      (15,887)                   -
      Accounts Payable                                            6,076                    -
                                                    ------------------------  -------------------
  Net Cash Provided from Operating Activities                  (150,359)                (5,384)
                                                    ------------------------  -------------------


  Cash Flows from Investing Activities:
----------------------------------------

    Cash Included in Acquisition                                 13,502
    Property, plant and equipment                               (42,747)                   -
                                                    ------------------------  -------------------
  Net Cash Used in Investing Activities                         (29,245)                   -
                                                    ------------------------  -------------------


  Cash Flows from Financing Activities:
---------------------------------------

    Bank Note                                                    44,169                    -
    Capital Leases                                                7,546                    -
    Common Stock                                                150,000               35,000
                                                    ------------------------  -------------------
  Net Cash Provided from Financing Activities                   201,715               35,000
                                                    ------------------------  -------------------


  Net Increase in Cash                                           22,111               29,616
                                                    ------------------------  -------------------
  Cash Balance,  Begin Period                                    32,647                3,031
                                                    ------------------------  -------------------
  Cash Balance,  End Period                                $     54,758              $32,647
                                                    ========================  ===================


  Supplemental Disclosures:
    Cash Paid for interest                                 $     6,636               $     -
                                                    ========================  ===================
    Cash Paid for income taxes                             $        -                $     -
                                                    ========================  ===================


                   See accompanying notes to Financial Statements.

                           MT Ultimate Healthcare Corp
                            (formerly JavaJuice.net)
                          Notes to Financial Statements
                                December 31, 2003


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

ORGANIZATION
------------

The Company was originally incorporated under the laws of the State of Nevada on September 13, 2000 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 400,000,000 authorized shares with a par value of $.001 per share and with 50,600,000 shares issued and outstanding as of December 31, 2003. The Company filed amended Articles of Incorporation with the State of Nevada on August 15, 2003 to change the name to MT Ultimate Healthcare Corp from Java Juice.net and to increase the authorized shares to 400,000,000 common shares. Also, the Company agreed to an 80 to 1 forward split of the shares in this amended filing. On September 29, 2003, the Company agreed to a 1 for 4 reverse split. These financial statements reflect these filings.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------
The accompanying consolidated financial statements include the accounts of MT Ultimate Healthcare Corp and it's wholly owned subsidiary MT Marketing Int. Corp. ("MT Marketing") collectively "the Company"). Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than a 20% interest in such entity for which such investment would then be included in the consolidated financial statements on the cost method. All significant inter-company transactions and balances have been eliminated in consolidation.

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

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)
-------------------------------------------------------------

ACCOUNTING  METHOD  (CON'T)
---------------------------
purposes and accelerated methods for income tax purposes. A total of $12,877 has been recorded in the financial statements for the twelve months ended December 31, 2003.

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

ADVERTISING
-----------
The Company expensed Advertising and Marketing expenditures in the amount of $7,452 for the year ended December 31, 2003

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

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements.

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)
-------------------------------------------------------------
RECENT  ACCOUNTING  PRONOUNCEMENTS  (CON'T)
-------------------------------------------
In  January  2003,  the  FASB  issued  Interpretation  No. 46, "Consolidation of
Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - ACQUISITION
--------------------

On  August  8,  2003,  the  Company  consummated  an  Exchange Agreement with MT
Marketing, the terms of which the Company acquired 100% of the stock of MT Marketing in exchange for 16,000,000 shares of the common stock of the Company. The acquisition is being recorded for operations effective July 1, 2003.

The following table summarizes the estimated fair value of the assets of the assets acquired and liabilities assumed at the date of acquisition:

          Cash                         $   14,036
          Accounts Receivable             166,008
          Property, plant and equipment   101,990
          Goodwill                         24,743
          Accounts Payable and Debt    (  211,061)
                                       -----------

          Net Assets Acquired           $ 100,000
                                        =========

NOTE 2 - ACQUISITION (CON'T)
----------------------------

Of the $24,743 of acquired goodwill, all is being assigned to customer lists and name identification. The goodwill will be reviewed annually and amortized over an expected life of between 3 to 5 years.

The following proforma summary data for the twelve month periods ending December 31, 2003 and 2002 presents the consolidated results of operations as if the acquisition of MT Marketing made on August 8, 2003 had occurred on July 1, 2001. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as July 1, 2001 or of results that may occur in the future.

                               Twelve  Months  Ended  December  31,
                                     2003                   2002
                                 ---------------------------------

Proforma  Revenue                    $1,078,847     $     677,269
Proforma  Net  Income(Loss)           (  98,548)           41,898
Proforma  net  income(loss)
per  share                                nil                nil

NOTE 3  -  COMMON STOCK
-----------------------

A total of 20,000,000 shares of stock were issued pursuant to a stock subscription agreement for $0.005 per share for a total of $5,000 to the original officers and directors.

In March of 2002 the company completed a 504 offering whereby 14,000,000 shares of common stock was sold for $35,000.

On August 8, 2003 the Company acquired MT Marketing Int Corp. ("MT
Marketing") as an operating subsidiary for 16,000,000 shares of common stock and valued the acquisition as a purchase at $100,000.

The Company agreed to an 80 to 1 forward split of the shares on August 15, 2003. On September 29, 2003, the Company agreed to a 1 for 4 reverse split. These financial statements reflect these filings.

In December of 2003, the Company converted $150,000 of debt to equity by issuing 600,000 shares of common stock to the debtor.

NOTE 4-  FEDERAL  INCOME  TAX
-----------------------------

At December 31, 2003 and 2002 deferred taxes consisted of the following:

                                      2003        2002
Deferred tax assets,
  Net operating loss carry-forward $  45,202   $  1,988
Less valuation allowance             (45,202)   ( 1,988)
                                    --------    --------
   Net deferred taxes               $    -0-     $   -0-
                                    ========    ========

NOTE 4-  FEDERAL  INCOME  TAX  (CON'T)
--------------------------------------

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2003 and 2002 totaled $45,202 and $1,988, respectively. The net operating loss carry- forward begins to expire in year 2022. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.

At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

NOTE 5  -  RELATED PARTIES
--------------------------

The Company has significant related party transactions and/or relationships with the Company's President, MacDonald Tudeme. Mr. Tudeme has guaranteed the Company's bank indebtedness up to $200,000 without charging a fee.The Company entered into a flexible lease for office space in Brooklyn, New York with its majority shareholders and Directors, MacDonald Tudeme and Marguerite Tudeme, who own the leased property. The lease commitment was $550 per month and was terminated October 31, 2003.

NOTE 6  -  NOTES PAYABLE AND CAPITAL LEASES
-------------------------------------------

The Company is indebted to the Community Capital Bank in Brooklyn NY for two loans underwritten by the SBA Administration. One of the loans is a line of credit granted on August 29, 2003 with a variable interest rate with the Accounts Receivable of the Company as security for the loan. As of December 31, 2003, the balance of the line of credit is $47,500 and the rate of interest is 6%. The loan matures on January 29, 2009.

The other loan has a balance outstanding as of December 31, 2003 of $141,197. The note is a line of credit note that has a variable interest rate and as of December 31, 2003 carried an interest rate of 5%. The note is secured by a floating charge over all of the assets of the Company. The note matures on January 1, 2005.

There are several leases for computers and telephone equipment that are being capitalized. The balance of the notes as of December 31, 2003 is $19,754 with various interest rates from 8% to 14% and matures in 36 to 48 months.

NOTE 7 - LEASES
---------------

The Company entered into a new office lease effective November 1, 2003. The term of the lease is five year and expires October 31, 2008. The base monthly rate is $3,500 per month and raises to $3,939 per month at the end of the term of the lease. The Company placed a $11,918 deposit as security for the lease. A second office lease is in effect for an office in the Bronx NY that started November 1, 2002 and expires on November 1, 2007. The monthly rental rated started at $650 to $850 per month at the expiration of the lease. The Company has also signed a third lease in Baldwin NY effective January 1, 2004 that expires November 30,
2008.  The  base  monthly  rental  rate  is  $1,300.

Minimum lease payments under leases at December 31, 2003, are as follows:
                    2004               $66,310
                    2005                68,126
                    2006                70,033
                    2007                71,073
               Future Years             53,692

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in and/or disagreements with accountants on accounting and financial disclosures during the two most recent fiscal years or any later interim period.

ITEM 8A.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

The Directors and Officers of the Company are as follows:



                                                                             Served as a
 Name                                 Age      Position                     Director Since:
----                                  ---      --------                     ---------------
MacDonald S. Tudeme                    57      Chief Executive Officer,      August 2003
                                               President, Treasurer and
                                               Director

Wayne F. Richardson                    49      Chief Financial Officer       October 2003
                                               and Director

Marguerite M. Tudeme                   48      Secretary and Director        August 2003

MacDonald S. Tudeme. Mr. Tudeme began serving as the Company's Chief Executive Officer and as a Director in connection with the Company's acquisition of MT in August 2003. Mr. Tudeme concurrently serves as the Chief Executive Officer of MT. He has held his position at MT since 1997. From August 1998 to August 2003, Mr. Tudeme was also Program Director for Heritage Health and Housing, Inc. In 1995, Mr. Tudeme received a Masters degree in Business Policy Studies from City University (Los Angeles). In 1976, Mr. Tudeme received a diploma in Industrial Administration from Aston University in Birmingham, England. In 1974, he received a Bachelors degree in Business Administration from Calgary College of Technology. Mr. Tudeme attended City College of New York where he completed specialized education as a Credentialed Alcohol and Substance Abuse Counselor. Mr. Tudeme is a member of the British Institute of Marketing. Mr. Tudeme and Marguerite Tudeme, our Secretary and a Director, are husband and wife.

Wayne F. Richardson. Mr. Richardson began serving as the Company's Chief Financial Officer in October 2003 and as a Director in December 2003. Concurrently with his position with the Company, Mr. Richardson serves as Principal of Rauceo Tax Service and as a Consultant for J.H. Floyd Sunshine Manor, Inc. Mr. Richardson has held his position at Rauceo Tax Service since January 2003 and at J.H. Floyd Sunshine Manor, Inc. since February 1, 2004. Mr. From July 2002 to August 2003, Mr. Richardson served as an independent accountant for MT. From June 2002 to January 2003, Mr. Richardson served s a Consultant for Heritage Health & Housing, Inc. From September 2001 to May 2002, Mr. Richardson served as Tax Supervisor for Karkaring & Barbaro, CPAs. From September 1997 to June 2001, Mr. Richardson served as a Senior Accountant for John Trent CPAs. Mr. Richardson received a Bachelors degree in Accounting from York College, The City University of New York ("CUNY"). Mr. Richardson received a Masters degree in Taxation from Baruch College, CUNY. Mr. Richardson is a licensed CPA in the States of New York and Florida.

Marguerite M. Tudeme. Ms. Tudeme began serving as the Company's Secretary and as a Director in connection with the Company's acquisition of MT in August 2003. Ms. Tudeme concurrently serves as the Secretary of MT. She has held her position at MT since 1997. From November 1997 to 1999, Ms. Tudeme was a Supervisor for Heritage Health and Housing, Inc. In 1994, Ms. Tudeme received a Bachelors degree in Human Service from Audrey Cohen College. Ms. Tudeme is a member of the National Association for Female Executives, the Nigerian Nurse Association and the League of Nigerian Women. Ms. Tudeme and MacDonald Tudeme, our Chief Executive Officer and a Director, are wife and husband.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms filed by such reporting persons.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2003. Based on stockholder filings with the SEC, MacDonald Tudeme, Wayne Richardson and Marguerite Tudeme are subject to Section 16(a) filing requirements.

CODE OF ETHICS

     The Board of Directors adopted a Code of Ethics in March 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact MacDonald Tudeme, Chief Executive Officer, 45 Main Street, Suite 617, Brooklyn, New York 11201.

Item 10. Executive Compensation

     Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.




                              SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                                                   ----------------------------------
                            ANNUAL COMPENSATION          AWARDS       PAYOUTS
                          -----------------------  ------------------ -------
                                                           SECURITIES
                                                            UNDERLY-
                                           OTHER     RE-      ING               ALL
                                           ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION

------------------  ----  -------  -----   ------  -------- --------  -------  ------
MacDonald Tudeme,   2003  $8,654     --  $10,800(1)  --         --      --      --
CEO, President,     2002  $    0     --  $10,800(1)  --         --      --      --
Treasurer and       2001  $    0     --  $     0     --         --      --      --
Director

Laura Mazany,       2003  $    0     --     --       --         --      --      --
Former President,   2002  $    0     --     --       --         --      --      --
Secretary and       2001  $    0     --     --       --         --      --      --
Director



(1)     MacDonald Tudeme received a vehicle allowance of $10,800 during the fiscal year ended December 31, 2003 and $10,800 during the fiscal year ended December 31, 2002.  Mr. Tudeme did not receive a vehicle allowance or any other type of compensation during the fiscal year ended December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 7, 2004, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:



  Name and Address of                   Shares Owned            % of Class
  Beneficial Owner                      Beneficially(1)           Owned
-------------------                   ---------------           ---------
    MacDonald Tudeme                   35,973,520(2)              69.1%
    45 Main Street, Suite 617
    Brooklyn, New York, 11201

    Marguerite Tudeme                  35,973,520(2)              69.1%
    45 Main Street, Suite 617
    Brooklyn, New York, 11201

    Wayne Richardson
    5819 Milton Avenue
    Sarasota, Florida 34243                     0                  0.0%

All Officers and Directors             35,973,520(2)              69.1%
as a Group (2 people)
--------------


(1)  The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of April 7, 2004, there were 52,060,040 shares of common stock outstanding.

(2)  MacDonald Tudeme and Marguerite Tudeme are husband and wife.  This amount is the sum of
28,834,900 shares owned by Mr. Tudeme, 7,067,920 shares owned by Ms. Tudeme, 35,340 shares owned by their son Phil Tudeme, 17,680 shares owned by their daughter Sandra Tudeme, and 17,680 shares owned by their son Sonny Tudeme.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     MacDonald Tudeme, the Company's President and Chief Executive Officer, has guaranteed two lines of credit for the Company up to $200,000. As of December 31, 2003, an aggregate of $188,697 was outstanding under the lines of credit of which $141,197 is due on January 1, 2005.

     On August 8, 2003, the Company acquired 100% of the issued and outstanding shares of MT in exchange for 16,000,000 shares of the Company's common stock.
As a result, Mr. Tudeme received 8,834,900 shares of the Company's common stock, and Marguerite Tudeme, the Company's Secretary and Mr. Tudeme's spouse, received 7,067,920 shares of the Company's common stock. In addition, Mr. Tudeme entered into a stock purchase agreement with Laura Mazany whereby Mr. Tudeme acquired 20,000,000 shares of the Company's common stock for $100,000. As a result of these transactions, control of the Company shifted to Mr. and Mrs. Tudeme.

     In October 2003, the Company entered into an agreement with Wayne Richardson for his services as the Company's Chief Financial Officer. According to the terms of agreement, Mr. Richardson will receive an annual salary of $60,000. prior to entering into the agreement, Mr. Richardson had been the Company's independent accountant. During 2003, Mr. Richardson received $30,000 as compensation for services that he provided to the Company as its independent accountant.

     The Company entered into a flexible lease for office space in Brooklyn, New York with its majority shareholders and Directors, MacDonald Tudeme and Marguerite Tudeme, who own the leased property. The current lease commitment is $550 per month.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

   Exhibit No.        Description of Exhibit
  ----------          ----------------------

     2.1              Exchange Agreement                           (1)

     3.1              Articles of Incorporation                    (2)

     3.2              Articles of Amendment to Articles of
                      Incorporation                                (3)

     3.3              Articles of Amendment to Articles of
                      Incorporation                                (4)

     3.4              Bylaws                                       (2)

     31.1             Certificate of the Chief Executive
                      Officer pursuant Section 302 of the
                      Sarbanes-Oxley Act of 2002                    *

     31.2             Certificate of the Chief Financial
                      Officer pursuant Section 302 of the
                      Sarbanes-Oxley Act of 2002                    *

     32.1             Certificate of the Chief Executive
                      Officer pursuant to Section 906 of
                      the Sarbanes-Oxley Act of 2002                *

     32.2             Certificate of the Chief Financial
                      Officer pursuant to Section 906 of
                      the Sarbanes-Oxley Act of 2002                *

(1) Filed as an Exhibit to report on Form 8-K filed on August 12, 2003, and incorporated herein by reference.

(2) Filed as Exhibits 3.1 and 3.2 to registration statement on Form 10 SB/12G filed on July 15, 2002, and incorporated herein by reference.

(3) Filed as an Exhibit to report on Form 8-K filed on September 2, 2003, and incorporated herein by reference.

(4) Filed as an Exhibit to report on Form 8-K filed on September 30, 2003, and incorporated herein by reference.

*    Filed herewith as an exhibit.

     (b)  REPORTS ON FORM 8-K

The Company filed the following three reports on Form 8-K during the last quarter of the fiscal period covered by this report:

(1) Form 8-K filed on September 2, 2003, to report an amendment to the articles of incorporation regarding a name change, a forward stock split, and increase in the authorized shares and a new trading symbol for the Company's common stock.

(2) Form 8-K/A filed on September 9, 2003, to amend the Form 8-K filed on August 12, 2003, to report audited financial information of MT Marketing Int'l Corp. The Company provided an audited balance sheet of MT Marketing Int'l Corp. as of January 31, 2003 and 2002, and the related statement of income, statement of retained earnings, statement of equity, and statement of cash flows for the years then ended. The Company also provided an unaudited pro-forma consolidated balance sheet and consolidated income statement as of June 30, 2003, for JavaJuice.net.

(3) Form 8-K filed on September 30, 2003, to report an amendment to the articles of incorporation regarding a reverse stock split and a new trading symbol for the Company's common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $6,000 and $1,200, respectively. The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $1,500 and $1,500, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MT ULTIMATE HEALTHCARE CORP.

DATED: April 14, 2004                       By: /s/ MacDonald S. Tudeme
                                             ------------------------
                                             MacDonald S. Tudeme
                                             Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME     TITLE                         DATE

/s/ MacDonald S. Tudeme          Chief Executive Officer     April 14, 2004
----------------------           and Director
MacDonald S. Tudeme             (Principal Executive Officer)


/s/ Wayne F. Richardson          Chief Financial Officer     April 14, 2004
----------------------           and Director
Wayne F. Richardson             (Principal Financial Officer)


/s/ Marguerite M. Tudeme         Secretary                   April 14, 2004
----------------------           and Director
Marguerite M. Tudeme             (Principal Executive Officer)

EXHIBIT 31.1




                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  MacDonald  S.  Tudeme,  certify  that:

1. I have reviewed this Annual Report on Form 10-KSB of MT Ultimate Healthcare Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  April  14,  2004


                                   By:  /s/  MacDonald  S.  Tudeme
                                   -------------------------------
                                   MacDonald  S.  Tudeme
                                   Chief  Executive  Officer

EXHIBIT 31.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Wayne  F.  Richardson,  certify  that:

1. I have reviewed this Annual Report on Form 10-KSB of MT Ultimate Healthcare Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  April  14,  2004


                                   By:  /s/  Wayne  F.  Richardson
                                   -------------------------------
                                   Wayne  F.  Richardson
                                   Chief  Financial  Officer

Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, MacDonald S. Tudeme, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of MT Ultimate Healthcare Corp. on Form 10-KSB for the fiscal year ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of MT Ultimate Healthcare Corp.

Date:  April 14, 2004

                                        By:/s/ MacDonald S. Tudeme
                                        --------------------------
                                        MacDonald S. Tudeme
                                        Chief Executive Officer

Exhibit 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Wayne F. Richardson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of MT Ultimate Healthcare Corp. on Form 10-KSB for the fiscal year ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of MT Ultimate Healthcare Corp.

Date:  April 14, 2004

                                        By:/s/ Wayne F. Richardson
                                        --------------------------
                                        Wayne F. Richardson
                                        Chief Financial Officer