Form 10KSB/A
period 2003-12-31
MT ULTIMATE HEALTHCARE CORP
filed 2004-05-24
CIK 1177326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
                                  Amendment No. 1

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended December 31, 2003 were $1,159,237.

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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [ ] No [X]

     The issuer is hereby amending its annual report on Form 10-KSB that was filed with the Commission on April 14, 2004, to modify its audited financial statements for the fiscal year ended December 31, 2004, which are attached and the disclosures related thereto, contained in such report. This amended Form 10-KSB only relates to these changes.

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

     The Company currently has a five-year lease for office space in the Bronx, New York that ends in 2007. The rental rate ranges from $650 to $850 per month during the term of the lease.

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

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

     Revenues increased $499,904 (or 76%) from $659,333 for the fiscal year ended December 31, 2002 to $1,159,237 for the fiscal year ended December 31, 2003. The increase in revenues was due to new business infusion and skilled nursing services being provided during 2003.

     Cost of revenues increased $384,728 from $508,144 for the fiscal year ended December 31, 2002 to $892, 872 (or 76%) for the fiscal year ended December 31, 2003. The increase in cost of revenues was due to the increase in sales.

     Gross profit increased $115,176 (or 76%) from $151,189 for the fiscal year ended December 31, 2002 to $266,365 for the fiscal year ended December 31, 2003. The increase in gross profit was attributable to the matching increases in revenues and cost of revenues. As a result, gross profit as a percentage of sales ("gross profit margin") remained the same at 23% for both the fiscal years ended December 31, 2003 and 2002.

     The Company had total expenses of $363,325 for the fiscal year ended December 31, 2003, as compared to total expenses of $143,315 for the fiscal year ended December 31, 2002. The expenses for the fiscal year ended December 31, 2003 consisted of the following: $75,129 of salaries and wages, $77,902 of professional fees, $23,920 of depreciation, $12,867 of interest expense, and $173,507 of operating expenses. In comparison, the expenses for the fiscal year ended December 31, 2002 consisted of $33,355 of salaries and wages, $10,036 of professional fees, $15,527 of depreciation, $7,930 of interest expense, and $76,467 of operating expenses. The increase in expenses was primarily due to infrastructural developments, licensure expenses, and increased operations.

     For the fiscal year ended December 31, 2003, the Company had a net loss from operations of $96,960, as compared to net income of $7,874 for the fiscal year ended December 31, 2002. The change in position from net income from operations to net loss from operations is due to the increase in expenses.

     Although the Company has incurred a net operating loss ("NOL"), no tax benefit is being recorded at this time because there is no assurance that the Company will recover the NOL.

     The Company had a net loss of $96,960 for the fiscal year ended December 31, 2003, as compared to net income of $7,874 for the fiscal year ended December 31, 2002. The change in position from net income to net loss is due to the increase in expenses.

     As of December 31, 2003, the Company had an accumulated deficit of $64,753.

     The Company had basic and diluted earnings per share of $(0.00) and $0.00 as of December 31, 2003 and 2002, respectively.

LIQUITY AND CAPITAL RESOURCES

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

     Net working capital was $204,595 at December 31, 2003. The ratio of current assets to current liabilities was 4.0.

     The Company had a net increase in cash of $21,068 for the fiscal year ended December 31, 2003. The Company used $153,163 of cash in operating activities, consisting of the Company's net loss of $96,960 and adjustments due to an increase of $62,472 in accounts receivable and an increase of $20,702 in other current assets which were offset by an adjustment of $12,877 for depreciation and an adjustment of $14,094 due to an increase in accounts payable.

     The Company spent $44,775 on property, plant and equipment during the fiscal year ended December 31, 2003.

     Cash flows from financing activities were $219,006 for the fiscal year ended December 31, 2003, consisting of an increase of bank notes in the amount of $60,484, an increase in capital leases of $8,522 and an issuance of 600,000 shares of the Company's common stock as satisfaction of indebtedness in the amount of $150,000.

     Interest expense was $12,867 for the fiscal year ended December 31, 2003. As described in Note 6 of Notes to Financial Statements included in "Item 7 - Financial Statements," the Company has two lines of credit with variable interest rates that are underwritten by the Small Business Administration. As of December 31, 2003, $47,500 with a 6% interest rate was outstanding under one line of credit and $141,197 with a 5% interest rate was outstanding under the other line of credit. The lines of credit mature on January 29, 2009 and January 1, 2005, respectively.

     The Company has several capital leases for computers and telephone equipment. The aggregate capital amount of the leases was $19,754 as of December 31, 2004 of which $7,502 was the current portion of the lease commitment.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     Federal Income Tax. The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company has incurred a net operating loss ("NOL") of $96,960, however, because there is no assurance of recovery of the NOL, it has been fully offset and the Company does not have a deferred tax asset with respect to any portion thereof. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

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

     Accounting Method. The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. A total of $12,877 has been recorded in the financial statements for the fiscal year ended December 31, 2003.

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

ITEM 7.  FINANCIAL STATEMENTS

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                -------------------------------------------------


To the Board of Directors and Shareholders
MT Ultimate Healthcare Corp
New York, NY

We have audited the accompanying consolidated balance sheet of MT Ultimate Healthcare Corp. (formerly Java Juice.net) ("Company") as of December 31, 2003 and the related consolidated statement of operations, changes in stockholders' equity, and consolidated statement of cash flows for the year ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.



                                Clyde Bailey P.C.


March 16, 2004
Except for Note 9, May 18, 2004
San Antonio, Texas



                          MT ULTIMATE HEALTHCARE CORP
                            (FORMERLY JAVA JUICE.NET)
                           CONSOLIDATED BALANCE SHEET
                            As of December 31, 2003



                                  A S S E T S
                                ----------------
Current Assets
--------------

      Cash                                        $   54,758
      Accounts Receivable, net of allowance          197,034
      Other Current Assets                            20,172
                                                ----------------
        Total Current Assets                                                  271,964
                                                                      ----------------

      Property, plant and equipment, net of accumulated depreciation          131,859
                                                                      ----------------
        Total  Assets                                                 $       403,823
                                                                      ================

                              L I A B I L I T I E S
                             ----------------------

  Current Liabilities
---------------------
      Accounts Payable and accrued liabilities        59,867
      Current Portion Capital Lease                    7,502
                                                ----------------

        Total Current Liabilities                                              67,369
                                                                      ----------------

  Long-Term Liabilities:
      Bank Note                                      188,697
      Capital Leases                                  12,252
                                                ----------------

        Total Long Term Liabilities                                           200,949
                                                                      ----------------
        Total Liabilities                                                     268,318


                      S T O C K H O L D E R S ' E Q U I T Y
                    -----------------------------------------

    Common Stock                                      50,600

    Additional Paid-in-Capital                       149,658
    Accumulated Deficit                              (64,753)
                                                ----------------

        Total Stockholders' Equity                                            135,505
                                                                      ----------------
        Total Liabilities and Stockholders' Equity                    $       403,823
                                                                      ================


                                           F-2
                      See accompanying notes to Financial Statements.

                             MT ULTIMATE HEALTHCARE CORP
                              (FORMERLY JAVA JUICE.NET)
                               STATEMENT OF OPERATIONS
                                       Restated


                                                   FOR THE TWELVE MONTHS ENDED
                                              ---------------------------------------
                                               DECEMBER 31, 2003   DECEMBER 31, 2002
                                              -------------------  ------------------
REVENUES:
---------
  Revenues                                    $        1,159,237   $          659,333
                                              -------------------  ------------------
    Total Revenues                                     1,159,237              659,333

COST OF REVENUES:
-----------------

  Cost of Revenues                            $          892,872   $          508,144
                                              -------------------  ------------------
    Gross Profit                              $          266,365   $          151,189

EXPENSES:
---------

  Salaries & Wages                                        75,129               33,355
  Professional Fees                                       77,902               10,036
  Depreciation                                            23,920               15,527
  Interest Expense                                        12,867                7,930
  Operating Expenses                                     173,507               76,467
                                              -------------------  ------------------
    Total Expenses                                       363,325              143,315
                                              -------------------  ------------------
    Net loss from Operations                             (96,960)               7,874

PROVISION FOR INCOME TAXES:
---------------------------

  Income Tax Benefit                                           -                    -
                                              -------------------  ------------------
    Net Income (Loss)                         $          (96,960)  $            7,874
                                              ===================  ==================


Basic and Diluted Earnings Per Common Share   $            (0.00)  $             0.00
                                              -------------------  ------------------

Weighted Average number of Common Shares              39,383,333           34,000,000
                                              ===================  ==================
  used in per share calculations



                          MT ULTIMATE HEALTHCARE CORP
                            (FORMERLY JAVAJUICE.NET)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Restated


                                                   FOR THE TWELVE MONTHS ENDED
                                                 ------------------------------
                                                     DECEMBER 31, DECEMBER 31,
                                                         2003         2002
                                                     ------------  ----------
Cash Flows from Operating Activities:
---------------------------------------

    Net Income (Loss)                                $  (96,960)  $  7,874
    Adjustments to Reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation                                       12,877     15,527
      Changes in operating assets and liabilities:
      Accounts Receivable                               (62,472)    (78,113)
      Other Current Assets                              (20,702)          -
      Accounts Payable                                   14,094      17,078
                                                     ------------  ----------
  Net Cash Provided from Operating Activities          (153,163)    (37,634)
                                                     ------------  ----------


  Cash Flows from Investing Activities:
---------------------------------------

    Property, plant and equipment                       (44,775)    (18,103)
                                                     ------------  ----------
  Net Cash Used in Investing Activities                 (44,775)    (18,103)
                                                     ------------  ----------


  Cash Flows from Financing Activities:
----------------------------------------

    Bank Note                                            60,484      72,896
    Capital Leases                                        8,522           -
    Common Stock                                        150,000      13,500
                                                     ------------  ----------
  Net Cash Provided from Financing Activities           219,006      86,396
                                                     ------------  ----------


  Net Increase in Cash                                   21,068      30,659
                                                     ------------  ----------
  Cash Balance,  Begin Period                            33,690       3,031
                                                     ------------  ----------
  Cash Balance,  End Period                          $   54,758   $  33,690
                                                     ============  ==========


  Supplemental Disclosures:
    Cash Paid for interest                           $   10,553   $  7,930
                                                     ============  ==========
    Cash Paid for income taxes                       $        -   $       -
                                                     ============  ==========



                   See accompanying notes to Financial Statements.


                                  MT ULTIMATE HEALTHCARE CORP
                                   (FORMERLY JAVA JUICE.NET)
                              STATEMENT OF  STOCKHOLDERS' EQUITY
                                            Restated


                                                      $0.001     Paid-In  Accumulated  Stockholders'
                                         Shares      Par Value   Capital    Deficit       Equity
                                       -----------  -----------  --------  ---------     --------
   Balance December 31, 2001                1,000   $    1,000   $  3,643  $ 24,333      $ 28,976

   Stock Issued for Cash                        -        8,055      5,445                  13,500

   Net Loss                                                                   7,874         7,874
                                       -----------  -----------  --------  ---------     --------

   Balance December 31, 2002                1,000   $    9,055   $  9,088  $ 32,207      $ 50,350


   Prior MT Marketing capital              (1,000)      (9,055)         -     9,055             -
     replaced by MT Ultimate capital
     upon consolidation under reverse
     takeover accounting

   Current MT Marketing capital        50,000,000       50,000     32,115   (50,000)       32,115
     replaced by MT Ultimate capital
     upon consolidation under reverse
     takeover accounting

   Transferred to Additional Paid in                              (40,945)   40,945             -
      Capital

   Stock Issued for Debt                  600,000          600    149,400                 150,000

   Net Loss                                                                 (96,960)      (96,960)
                                       -----------  -----------  --------  ---------     --------
   Balance December 31, 2003           50,600,000   $   50,600   $149,658  $(64,753)     $135,505
                                       ===========  ===========  ========  =========     ========


                           MT Ultimate Healthcare Corp
                            (formerly Java Juice.net)
                          Notes to Financial Statements
                                December 31, 2003



NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

ORGANIZATION
------------

The Company was originally incorporated under the laws of the State of Nevada on September 13, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 400,000,000 authorized shares with a par value of $.001 per share and with 50,600,000 shares issued and outstanding as of December 31, 2003. The Company filed an amended Articles of Incorporation with the State of Nevada on August 15, 2003 to change the name to MT Ultimate
Healthcare Corp from Java Juice.net and to increase the authorized shares to 400,000,000 common shares. Also, the Company agreed to a 80 to 1 forward split of the shares in this amended filing. On September 29, 2003, the Company agreed to a 1 for 4 reverse split. These financial statements reflect these filings.

BASIS  OF  PREPARATION  AND  PRESENTATION:

The accompanying consolidated financial statements have been prepared to reflect the legal acquisition on August 8, 2003 of MT Marketing International Inc. ("Marketing") by MT Ultimate Healthcare Inc. formerly Java Juice.net ("Ultimate") (the "Acquisition"). The consolidated financial statements of Ultimate give effect to the Acquisition under which the shareholders of Marketing exchanged all of their common shares of Marketing for common shares of Ultimate.

Notwithstanding its legal form, the Acquisition has been accounted for as a reverse takeover, as the former shareholders of Marketing own in aggregate approximately 72% of the common shares of Ultimate, and so are now the majority shareholders of Ultimate. Also, as Ultimate was an inactive company with nominal net non-monetary assets, the Acquisition has been accounted for as an issuance of stock by Marketing accompanied by a recapitalization.

As required under reverse takeover accounting, these financial statements have been issued under the name of Ultimate and reflect the share capital structure of Ultimate. However, they reflect the financial statements of Marketing and account for the Acquisition as an acquisition of Ultimate by Marketing. The consolidated financial statements therefore include:

(a) a consolidated balance sheet prepared from the audited balance sheets of Ultimate and Marketing as at December 31, 2003.

(b) consolidated statements of operations, cash flows and changes in shareholders' equity prepared from the audited statements of operations, cash flows and changes in shareholders' equity (deficit) of Marketing for the periods from January 1, 2002 to December 31, 2003. The results of operations, cash flows and changes in shareholders' equity (deficit) of Ultimate are included commencing July 1, 2003, the effective date of the Acquisition.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The accompanying consolidated financial statements include the accounts of MT Ultimate Healthcare Corp and its wholly owned subsidiary MT Marketing International Inc. collectively "the Company"). Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than a 20% interest in such entity for which such investment would then be included in the consolidated financial statements on the cost method. All significant inter-company transactions and balances have been eliminated in consolidation.

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

ADVERTISING
-----------

The Company expensed Advertising and Marketing expenditures in the amount of $9,131 for the year ended December 31, 2003

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

NOTE 2 - EQUIPMENT
------------------




                                                ACCUMULATED
                                     COST      DEPRECIATION   NETBOOK
                                                               VALUE
                                 -------------------------------------
Furniture and equipment          $    110,289  $      31,151  $ 79,138
Computer equipment                     20,956          7,604    13,352
Leasehold Improvements                 48,607          9,238    39,369
software                         -------------------------------------
                                 $    179,852  $      47,993  $131,859
                                 =====================================



A total of $23,920 and $15,527 has been recognized as depreciation expense for the period ended December 31, 2003 and 2002.

NOTE 3  -  COMMON STOCK
-----------------------

On August 8, 2003 the Company acquired MT Marketing International Corp ("MT Marketing") as an operating subsidiary for 16,000,000 shares of common stock and accounted for the acquisition as a reverse merger or a recapitalization.

The Company agreed to a 80 to 1 forward split of the shares on August 15, 2003. On September 29, 2003, the Company agreed to a 1 for 4 reverse split. These financial statements reflect these filings.

In December of 2003, the Company converted $150,000 of debt to equity by issuing 600,000 shares of common stock to the debtor.

NOTE 4-  FEDERAL  INCOME  TAX
-----------------------------

The components of the provision for income tax (expense) benefits are as follows:

                                Year Ended December 31,
                                -----------------------
                             2003                      2002
                             ----                      ----
     Deferred:
     Federal            ($   32,966)              $     2,677
     State              (     4,363)                      354
                        -----------------    ------------------
                        ($   37,329)              $     3,031
                        -----------------    ------------------


Such income tax (expense) benefits are included in the accompanying consolidated financial statements as follows:

                                Year Ended December 31,
                                -----------------------
                             2003                      2002
                             ----                      ----

Income from operations     ($  37,329)              $    3,031
Non-Deductible Expenses
  and Non-Taxable Income           -0-                     -0-
                       -------------------       -------------------
                          ($   37,329)               $   3,031


The above provision has been calculated based on Federal and State statutory rates in the adjusted rates of 34% for Federal and 4.5% for State tax rates.

Temporary differences, which give rise to deferred tax assets and liabilities are as follows:

                                Year Ended December 31,
                                -----------------------
                             2003                      2002
                             ----                      ----

Deferred  tax  assets:
Net  Operating  Loss    ($    37,329)                 $  3,031
                       -------------------       -------------------

Net  deferred  tax
assets  (liabilities)  ($     37,329)                 $  3,031
                       ===================       ===================


NOTE 4-  FEDERAL  INCOME  TAX  (CON'T)
-------------------------------------

Net deferred tax assets and liabilities have been presented in the financial statements as follows:

                                          Year Ended December 31,
                                          -----------------------
                                       2003                      2002
                                       ----                      ----

Deferred income taxes - current   $     ( 37,329)              $   3,031
Valuation  Allowance                      37,329                (  3,031)
                                  ---------------           ----------------

Net  deferred  tax  assets        $          -0-               $      -0-
                                 ================           =================



The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2003 and 2002 totaled $37,329 and ($3,031), respectively. The net operating loss carry- forward begins to expire in year 2022. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

NOTE 5  -  RELATED PARTIES
--------------------------

The Company has significant related party transactions and/or relationships with the Company's President, MacDonald Tudeme. Mr. Tudeme have guaranteed the Company's bank indebtedness up to $200,000 without charging a fee.The Company entered into a flexible lease for office space in Brooklyn, New York with its majority shareholders and Directors, MacDonald Tudeme and Marguerite Tudeme, who own the leased property. The lease commitment as $550 per month and was terminated October 31, 2003.

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

NOTE 6  -  NOTES PAYABLE AND CAPITAL LEASES (CON'T)
---------------------------------------------------

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


NOTE  7 - ECONOMIC DEPENDENCY
-----------------------------

The Company received a substantial portion of its revenues from one customer. In 2003 and 2002, revenues from that customer were $852,051 and $335,757 respectively. At December 31, 2003 and 2002, accounts receivable from that customer were $1,873,757 and $1,270,205. This represents 73% of Gross Revenues and 80% of total Account Receivable and Notes Receivable for 2003.


NOTE 8 - LEASES
---------------

The Company entered into a new office lease effective November 1, 2003. The term of the lease is five year and expires October 31, 2008. The base monthly rate is $3,500 per month and raises to $3,939 per month at the end of the term of the lease. The Company placed a #11,918 deposit as security for the lease. A second office lease is in effect for an office in the Bronx NY that started November 1, 2002 and expires on November 1, 2007. The monthly rental rated started at $650 to $850 per month at the expiration of the lease. The Company has also signed a third lease in Baldwin NY effective January 1, 2004 that expires November 30,
2008.  The  base  monthly  rental  rate  is  $1,300.

Minimum lease payments under leases at December 31, 2003, are as follows:

                    2004                $66,310
                    2005                 68,126
                    2006                 70,033
                    2007                 71,073
               Future Years               3,692

NOTE 9 - RESTATEMENT
--------------------

Subsequent to the issuance of the Company's December 31, 2003 financial statements, management determined that it should restate its year end December 31, 2003 and 2002 financial statements and related disclosures to reflect the acquisition of MT Marketing Inc. as a reverse merger or recapitalization instead of a "purchase" acquisition. Pursuant to the rules of reverse merger accounting the historical activity of the acquired company (Marketing) is shown in the statements of operations and cash flows for the twelve months ended December 31, 2003 and 2002.


A summary of the significant effects of the restatement is as follows;


December 31, 2003
-----------------
                              As Previously           As
                                Reported           Restated
                               ------------------------------

Goodwill                        24,743                -0-
Additional Paid In Capital     239,400            149,658
Accumulated Deficit           (129,752)         (  65,753)

Revenues                       636,978         1,159,237
Cost of Revenues               507,486           892,872
Expenses                       251,891           363,325
Income (Loss) from Operations (122,399)        (  96,960)

December 31, 2002
-----------------

Revenues                        -0-              659,333
Cost of Revenues               - 0-              508,144
Expenses                         5,384           143,315
Income (Loss) from Operations  ( 5,384)            7,874

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

     The Company entered into a flexible lease for office space in Brooklyn, New York with its majority shareholders and Directors, MacDonald Tudeme and Marguerite Tudeme, who own the leased property. The lease commitment was $550 per month and was terminated on October 31, 2003.


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


                                            MT ULTIMATE HEALTHCARE CORP.

DATED: May 24, 2004                       By: /s/ MacDonald S. Tudeme
                                             ------------------------
                                             MacDonald S. Tudeme
                                             Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME     TITLE                         DATE

/s/ MacDonald S. Tudeme          Chief Executive Officer     May 24, 2004
----------------------           and Director
MacDonald S. Tudeme             (Principal Executive Officer)


/s/ Wayne F. Richardson          Chief Financial Officer     May 24, 2004
----------------------           and Director
Wayne F. Richardson             (Principal Financial Officer)


/s/ Marguerite M. Tudeme         Secretary                   May 24, 2004
----------------------           and Director
Marguerite M. Tudeme             (Principal Executive Officer)

EXHIBIT 31.1




                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  MacDonald  S.  Tudeme,  certify  that:

1. I have reviewed this Annual Report on Form 10-KSB/A of MT Ultimate Healthcare Corp.;

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

Date:  May 24,  2004


                                   By:  /s/  MacDonald  S.  Tudeme
                                   -------------------------------
                                   MacDonald  S.  Tudeme
                                   Chief  Executive  Officer

EXHIBIT 31.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Wayne  F.  Richardson,  certify  that:

1. I have reviewed this Annual Report on Form 10-KSB/A of MT Ultimate Healthcare Corp.;

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

Date:  May 24,  2004


                                   By:  /s/  Wayne  F.  Richardson
                                   -------------------------------
                                   Wayne  F.  Richardson
                                   Chief  Financial  Officer

Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, MacDonald S. Tudeme, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of MT Ultimate Healthcare Corp. on Form 10-KSB/A for the fiscal year ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB/A fairly presents in all material respects the financial condition and results of operations of MT Ultimate Healthcare Corp.

Date:  May 24, 2004

                                        By:/s/ MacDonald S. Tudeme
                                        --------------------------
                                        MacDonald S. Tudeme
                                        Chief Executive Officer

Exhibit 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Wayne F. Richardson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of MT Ultimate Healthcare Corp. on Form 10-KSB for the fiscal year ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB/A fairly presents in all material respects the financial condition and results of operations of MT Ultimate Healthcare Corp.

Date:  May 24, 2004

                                        By:/s/ Wayne F. Richardson
                                        --------------------------
                                        Wayne F. Richardson
                                        Chief Financial Officer