Form 10QSB
period 2004-03-31
MT ULTIMATE HEALTHCARE CORP
filed 2004-05-24
CIK 1177326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                               ---------   ----------

                        Commission file number 000-49915


                               MT ULTIMATE HEALTHCARE CORP.
                               ----------------------------
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                        88-0477056
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)


               45 Main Street, Suite 617, Brooklyn, New York 11201
               ---------------------------------------------------
                    (Address of principal executive offices)


                                 (718) 943-3400
                                 --------------
                        (Registrant's telephone number)


                                      N/A
                                 --------------
                            (Former name and address)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 24, 2004, 52,060,040 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS


                                     MT ULTIMATE HEALTHCARE CORP
                                     CONSOLIDATED BALANCE SHEET
                                              Unaudited


                                             A S S E T S
                                             -----------

                                                                       MARCH 31    DECEMBER 31
                                                                      ----------  -------------
  Current Assets                                                         2004         2003
----------------                                                      ----------  -------------
      Cash                                                            $  17,366   $     54,758
      Accounts Receivable, net of allowance                             228,464        197,034
      Other Current Assets                                               21,160         20,172
                                                                      ----------  -------------
        Total Current Assets                                            266,990        271,964
                                                                      ----------  -------------

      Property, plant and equipment, net of accumulated depreciation    123,493        131,859
                                                                      ----------  -------------
        Total  Assets                                                 $ 390,483   $    403,823
                                                                      ==========  =============

                                      L I A B I L I T I E S
                                    -----------------------

  Current Liabilities
---------------------
      Accounts Payable and accrued liabilities                           89,347         59,867
                                                                      ----------  -------------
      Current Portion Capital Lease                                       5,304          7,502
                                                                      ----------  -------------

        Total Current Liabilities                                        94,651         67,369
                                                                      ----------  -------------

  Long-Term Liabilities:
      Bank Note                                                         199,221        188,697
      Notes Payable-Related Party                                        67,614              -
      Capital Leases                                                     10,047         12,252
                                                                      ----------  -------------
        Total Long Term Liabilities                                     276,882        200,949
                                                                      ----------  -------------
        Total Liabilities                                               371,533        268,318


                              S T O C K H O L D E R S ' E Q U I T Y
                           ------------------------------------------

    Common Stock                                                         51,760         50,600

    Additional Paid-in-Capital                                          438,498        149,658
    Accumulated Deficit                                                (471,308)       (64,753)
                                                                      ----------  -------------
        Total Stockholders' Equity                                       18,950        135,505
                                                                      ----------  -------------
        Total Liabilities and Stockholders' Equity                    $ 390,483   $    403,823
                                                                      ==========  =============





                      See accompanying notes to Financial Statements.


                           MT ULTIMATE HEALTHCARE CORP
                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                              FOR THE THREE MONTHS ENDED
                                              --------------------------
                                                      MARCH 31
                                                  2004         2003
                                              ------------  -----------
REVENUES:
---------
  Revenues                                    $   414,356   $   233,841
                                              ------------  -----------
    Total Revenues                                414,356       233,841

COST OF REVENUES:
-----------------
  Cost of Revenues                            $   339,524   $   114,424
                                              ------------  -----------
    Gross Profit                              $    74,832   $   119,417

EXPENSES:
---------
  Salaries & Wages                                 69,735        41,425
  Stock Issued for Services                       290,000             -
  Professional Fees                                36,097         9,050
  Depreciation                                      7,640         5,044
  Interest Expense                                  3,486           776
  Operating Expenses                               74,429        37,978
                                              ------------  -----------
    Total Expenses                                481,387        94,273
                                              ------------  -----------
    Net loss from Operations                     (406,555)       25,144

PROVISION FOR INCOME TAXES:
---------------------------
  Income Tax Benefit                                    -             -
                                              ------------  -----------
    Net Income (Loss)                         $  (406,555)  $    25,144
                                              ============  ===========

Basic and Diluted Earnings Per Common Share   $     (0.01)  $      0.00
                                              ------------  -----------

Weighted Average number of Common Shares       51,180,000    34,000,000
                                              ============  ===========
  used in per share calculations


                      See accompanying notes to Financial Statements.


                             MT ULTIMATE HEALTHCARE CORP
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      UNAUDITED

                                                       FOR THE THREE MONTHS ENDED
                                                       --------------------------
                                                                 MARCH 31
                                                             2004       2003
                                                          ----------  ---------
  Cash Flows from Operating Activities:
---------------------------------------

    Net Income (Loss)                                     $(406,555)  $ 25,144
    Adjustments to Reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation                                            7,640      5,044
      Stock Issued for Services                             290,000          -
      Changes in operating assets and liabilities:
      Accounts Receivable                                   (31,430)     3,114
      Other Current Assets                                     (988)    23,927
      Accounts Payable and accrued liabilities               30,932       (249)
                                                          ----------  ---------
  Net Cash Provided from (Used In)Operating Activities     (110,401)    56,980
                                                          ----------  ---------


  Cash Flows from Investing Activities:
---------------------------------------

    Property, plant and equipment                              (726)   (37,743)
                                                          ----------  ---------
  Net Cash Used in Investing Activities                        (726)   (37,743)
                                                          ----------  ---------


  Cash Flows from Financing Activities:
---------------------------------------

    Bank Note                                                10,524    (50,611)
    Note Payable - Related Party                             67,614          -
    Capital Leases                                           (4,403)         -
                                                          ----------  ---------
  Net Cash Provided from (Used In) Financing Activities      73,735    (50,611)
                                                          ----------  ---------


  Net Increase in Cash                                      (37,392)   (31,374)
                                                          ----------  ---------

  Cash Balance,  Begin Period                                54,758     33,690
                                                          ----------  ---------
  Cash Balance,  End Period                               $  17,366   $  2,316
                                                          ==========  =========


  Supplemental Disclosures:
    Cash Paid for interest                                $   3,486   $    776
                                                          ==========  =========
    Cash Paid for income taxes                            $       -   $      -
                                                          ==========  =========


                   See accompanying notes to Financial Statements.

                           MT Ultimate Healthcare Corp
                          Notes to Financial Statements
                                 March 31, 2004



NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

ORGANIZATION
------------

     The Company was originally incorporated under the laws of the State of Nevada on September 13, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 400,000,000 authorized shares with a par value of $.001 per share and with 51,760,000 shares issued and outstanding as of March 31, 2004. The Company filed an amended Articles of Incorporation with the State of Nevada on August 15, 2003 to change the name to MT Ultimate Healthcare Corp from Java Juice.net and to increase the authorized shares to 400,000,000 common shares. Also, the Company agreed to a 80 to 1 forward split of the shares in this amended filing. On September 29, 2003, the Company agreed to a 1 for 4 reverse split. These financial statements reflect these filings.

FINANCIAL  STATEMENT  PRESENTATION
----------------------------------

     The consolidated unaudited interim financial statements of the Company as of March 31, 2004 and for the three months ended March 31, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

     In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2004, and the results of their operations for the three months ended March 31, 2004 and 2003, and their cash flows for the three months ended March 31, 2004 and 2003.

     The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

     As required under reverse takeover accounting, these financial statements have been issued under the name of Ultimate and reflect the share capital structure of Ultimate. However, they reflect the financial statements of Marketing and account for the Acquisition as an acquisition of Ultimate by Marketing. The consolidated financial statements therefore include:

(a) a consolidated balance sheet prepared from the audited balance sheets of Ultimate and Marketing at March 31, 2004.

(b) consolidated statements of operations, cash flows and changes in shareholders' equity prepared from the audited statements of operations, cash flows and changes in shareholders' equity (deficit) of Marketing for the periods from January 1, 2004 to March 31, 2004 with a comparative figures for the similar period from January 1, 2003 to March 31, 2003.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

     The accompanying consolidated financial statements include the accounts of MT Ultimate Healthcare Corp and it's wholly owned subsidiary MT Marketing International Inc. collectively "the Company"). Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than a 20% interest in such entity for which such investment would then be included in the consolidated financial statements on the cost method. All significant inter-company transactions and balances have been eliminated in consolidation.

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

NOTE 2  -  COMMON STOCK
-----------------------

     In February 2004, a total of 1,160,000 shares of common stock were issued for services to consultants. These shares have been valued at $.25 per share for a total of $290,000.

NOTE 3  -  RELATED PARTIES
--------------------------

     The Company has significant related party transactions and/or relationships with the Company's President, MacDonald Tudeme. Mr. Tudeme have guaranteed the Company's bank indebtedness up to $200,000 without charging a fee. The Company entered into a flexible lease for office space in Brooklyn, New York with its majority shareholders and Directors, MacDonald Tudeme and Marguerite Tudeme, who own the leased property. The lease commitment was $550 per month and was terminated October 31, 2003. For the quarter ended March 31, 2004 the same related party advanced the Company $17,614 on a demand note without interest.

     Another shareholder has advanced the Company a total of $50,000 during the quarter.

NOTE 4  -  NOTES PAYABLE
------------------------

     During the quarter ended March 31, 2004, the Company received advances from a related party a demand note in the amount of $50,000. Interest will accrue at the rate of 9% until the note is either converted to stock or paid in full.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

OVERVIEW

     The Registrant was originally incorporated under the name JavaJuice.net ("JavaJuice") on September 13, 2000. On August 8, 2003, the Registrant acquired 100% of the outstanding shares of M.T. Marketing Int. Corp., a Nevada corporation (hereinafter "MT"), pursuant to an Exchange Agreement. As a result of the Exchange Agreement, the business of MT became the business of the Registrant, control of the Registrant shifted to the former MT shareholders and the Registrant subsequently changed its name to MT Ultimate Healthcare Corp.

     The Registrant is a holding company for MT. All operations discussed in this Form 10-QSB were conducted by MT. The term "Company" as used herein includes both MT Ultimate Healthcare Corp. and M.T. Marketing Int. Corp.

     In September 2003, the Company completed an 80:1 forward stock split of its issued and outstanding common stock. Also in September 2003, the Company completed a 1:4 reverse stock split of its issued and outstanding common stock. The effects of both stock splits have been retroactively reflected in this report.

     MT currently operates a payroll nurse staffing and homecare business by providing healthcare professionals such as Certified Nursing Assistants, Nurse Technicians, Licensed Practical Nurses and Registered Nurses to hospitals, nursing homes, licensed home care services agencies ("LHCSAs"), other health-related businesses, and to the homes of the elderly, sick and incapacitated.

KNOWN TRENDS, EVENTS AND UNCERTAINTIES

     The Company is actively seeking to expand its operations both within New York City and the surrounding, New Jersey, Connecticut and upstate New York areas. The Company also actively seeks to broaden its service and product offerings. During the first quarter of 2004, the Company focused its energy on expanding its business. The Company opened a "high-tech" nursing office in Baldwin, New York in addition to securing licensure to operate a LHCSA and signing certain letters of intent, as discussed below.

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

     The Company recently signed two contracts. In February 2004, the Company signed a contract with Christian Pilgrim Outreach ("CPO"). Under the contract, CPO will provide the Company with access to more than 400 medically trained personnel worldwide over a three-year period. In March 2004, the Company signed a contract with MidAtlantic Home Infusion Company ("MidAtlantic") to provide MidAtlantic on an as-needed basis with specialized nursing personnel qualified to provide home infusion therapy to patients in the New York City area over the next several years.

     The Company recently signed two letters of intent: one to acquire BP Senior Care and the other to acquire LePharmacy.com ("LePharmacy"). BP Senior Care is a privately-held, 24-hour healthcare provider in New Jersey. LePharmacy is a Canadian based prescription drug Internet and mail-order company that sells its products via the website www.lepharmacy.com. LePharmacy receives a predominate portion of its revenue from customers that are not covered by insurance and in need of lower priced prescription drugs. The Company expects that, due to these negotiations, its license to operate as a LHCSA, and the new contract with MidAtlantic, the Company will depend less heavily on the City of New York Hospitals as a source of revenue by the end of 2004, discussed below under the heading "RISK FACTORS."

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

     Prior to the acquisition of MT on August 8, 2004, the Company did not have any sales revenue or cost of revenue, and the Company was considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. MT, the Company's wholly-owned subsidiary, was an operating company prior to the reverse merger.

     Revenues increased $180,515 from $233,841 for the three months ended March 31, 2003 to $414,356 (or 77%) for the three months ended March 31, 2004. The increase in revenues was due to the increase in infusion services and skilled nurse services.

     Cost of revenues increased $225,100 from $114,424 for the three months ended March 31, 2003 to $339,524 ( or 197%) for the three months ended March 31, The increase in cost of revenues was due to the costs associated with being a publicly traded company.

     Gross profit decreased $44,585 from $119,417 for the three months ended March 31, 2003 to $74,832 ( or 37%) for the three months ended March 31, 2004. The decrease in gross profit was attributable to the increase in cost of revenues that was slightly offset by the increase in revenues.

     Gross profit as a percentage of sales ("gross profit margin") decreased to 18% for the three months ended March 31, 2004 from 51% for the three months ended March 31, 2003, to the increase in cost of revenues.

     The Company had total expenses of $481,387 for the three months ended March 31, 2004, as compared to total expenses of $94,273 for the three months ended March 31, 2003. The expenses for the three months ended March 31, 2004 consisted of the following: $69,735 of salaries and wages, $290,000 of stock issued for services, $36,097 of professional fees, $7,640 of depreciation, $3,486 of interest expense, and $74,429 of operating expenses. In comparison, the expenses for the three months ended March 31, 2003 consisted of $41,425 of salaries and wages, no stock issued for services, $9,050 of professional fees, $5,044 of depreciation, $766 of interest expense, and $37,978 of operating expenses. The increase in expenses was primarily due to the Company's expansion efforts and the issuance of stock to consultants in exchange for their services.

     For the three months ended March 31, 2004, the Company had a net loss from operations of $406,555, as compared to a net income of $25,144 for the three months ended march 31, 2003. The change in position from net income to net loss is due to the increase in cost of revenues and the increase in expenses.

     Although the Company has incurred a net operating loss ("NOL"), no tax benefit is being recorded at this time because there is no assurance the the Company will recover the NOL.


     The Company had a net loss of $406,555 for the three months ended March 31, 2004, as compared to a net income of $25,144 for the three months ended March 31, 2003. The change in position from net income to net loss is due to the increase in cost of revenues and the increase in expenses.

     As of March 31, 2004, the Company had an accumulated deficit of $471,308.

LIQUITY AND CAPITAL RESOURCES

     As of March 31, 2004, total current assets were $266,990 which consisted of $17,366 of cash, $228,464 of accounts receivable, net of an allowance for doubtful accounts, and $21,160 of other current assets.

     As of March 31, 2004, total current liabilities were $94,651 which consisted of $89,347 of accounts payable and accrued liabilities and $5,304 of current portion of capital leases.

     Net working capital was $172,339 at March 31, 2004. The ratio of current assets to current liabilities was 2.82.

     The Company had a net decrease in cash of $37,392 for the three months
ended March 31, 2004.     The Company used $110,401 of cash in operating
activities, consisting of the Company's net loss of $406,555, an increase of $31,430 in accounts receivable and an increase of $988 in other current assets which were offset by an adjustment of $7,640 for depreciation and an adjustment of $290,000 for stock issued for services.

     Cash flows from financing activities were $73,735 for the three months ended March 31, 2004, consisting of an increase of bank notes in the amount of $10,524, a increase in notes payable to a related party of $67,614 and a decrease in capital leases in the amount of $4,403.

     The Company spent $726 on property, plant and equipment during the three months ended march 31, 2004.

     Interest expense was $6,636 for the three months ended March 31, 2004. As described in Note 7 of Notes to Financial Statements included in "Item 7 - Financial Statements," the Company has two lines of credit with variable interest rates that are underwritten by the Small Business Administration. As of March 31, 2004, $47,500 with a 6% interest rate was outstanding under one line of credit and $141,197 with a 5% interest rate was outstanding under the other line of credit. The lines of credit mature on January 29, 2009 and January 1, 2005, respectively.

     The Company has several capital leases for computers and telephone equipment. The aggregate capital amount of the leases is $15,351 of which $5,304 is the current portion of the lease commitment.

     Need for Additional Financing. The Company needs to obtain equity financing of approximately $2,000,000 to expand its business operations. Such an investment would allow the Company to increase working capital by $1,750,000 and expand its operations through the acquisition of other enterprises and the creation or organization of offices outside of New York City such as New Jersey, Connecticut or Atlanta. Our plan of expansion will require an additional $3,000,000 of capital in the next two (2) to three (3) years. In February 2004, an entity that is not affiliated with the Company, purchased 200,000 restricted shares of common stock in consideration for $50,000. The Company plans to use the proceeds from such investment for general working capital purposes. At this time, the Company does not have any commitments for additional financing either from its officers, directors and affiliates or otherwise. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to us on acceptable terms, we will have to delay, curtail or scale back some or all of its operations. If we are unable to raise additional capital, it would have a materially adverse effect upon our ability to expand our business operations.

RISK FACTORS

     Highly Competitive Nature of Our Business. The medical staffing industry is both highly fragmented and highly competitive. There are a large number of firms engaged in the provision of medical personnel. A significant number of these companies are small competitors operating on a localized basis. There are, however, a few larger companies that operate on a national basis and that have more resources than the Company. The Company believes that its unique marketing approach, coupled with innovative methods for identifying skilled personnel offer the Company a competitive advantage in the industry. If the Company is unable to realize a competitive advantage, it would have a material adverse effect on the Company's business and operations.

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

     Dependence on Major Client. Presently, our major client is the City of New York Hospitals. We have taken steps to broaden our client base by signing contracts with CABS and MidAtlantic. We have also taken steps to broaden our service and product offerings by becoming licensed to operate as a LHCSA and by entering into negotiations with BP Senior Care and LePharmacy. The Company expects that, due to these events, the Company will depend less heavily on the City of New York Hospitals as a source of revenue by the end of 2004.
If, however, this is not the case and we are unable to broaden our client base, the continued reliance upon New York City Hospitals could have a materially adverse effect upon our business and operations.

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

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     Federal Income Tax. The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company incurred a net operating loss ("NOL") of $406,555 for the three months ended March 31, 2004, however, because there is no assurance of recovery of the NOL, it has been fully offset and the Company does not have a deferred tax asset with respect to any portion thereof. The valuation allowance will be evaluated at THE END OF EACH YEAR, considering positive and negative
                     --------------------
evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

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

     Accounting Method. The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. A total of $7,640 has been recorded in the financial statements for the three months period ended March 31, 2004.

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

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of the date of filing of this report, the Company was not a party to, nor aware of, any legal proceedings involving the Company.

ITEM 2.  CHANGES IN SECURITIES

     (c) On January 15, 2004, the Company issued 100,000 shares, and on February 10, 2004, the Company issued 400,000 shares (or an aggregate of 500,000 shares) of common stock which were not registered under the Act to Arthur Wheeler as additional consideration for entering into a Consulting Services Agreement with the Company. The Company claims an exemption from registration afforded by
Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

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

ITEM 5.  OTHER INFORMATION

     Related Party Transactions
     --------------------------

The Company has significant related party transactions and/or relationships with the Company's President, MacDonald Tudeme. Mr. Tudeme has guaranteed the Company's bank indebtedness up to $200,000 without charging a fee. During the three months ended March 31, 2004, the Company received advances from a related party in the form of a demand note in the amount of $50,000. Interest will accrue at the rate of 9% until the note is either converted to stock or paid in full. For the quarter ended March 31, 2004 the same related party advanced the Company $17,614 on a demand note without interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

     Exhibit No.          Description

     31.1          Certificate of the Chief Executive
                   Officer pursuant Section 302 of the
                   Sarbanes-Oxley Act of 2002                 *

     31.2          Certificate of the Chief Financial
                   Officer pursuant Section 302 of the
                   Sarbanes-Oxley Act of 2002                 *

     32.1          Certificate of the Chief Executive
                   Officer pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002             *

     32.2          Certificate of the Chief Financial
                   Officer pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002             *

* Filed Herein.

b)     Reports on Form 8-K

     The Company did not file any reports of Form 8-K during the quarter for which this report is being filed.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MT ULTIMATE HEALTHCARE CORP.

DATED: May 24, 2004                      By: /s/ MacDonald Tudeme
                                             ------------------------
                                             MacDonald Tudeme
                                             Chief Executive Officer



DATED: May 24, 2004                    By: /s/ Wayne Richardson
                                             ------------------------
                                             Wayne Richardson
                                             Chief Financial Officer

EXHIBIT 31.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, MacDonald Tudeme, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of MT Ultimate Healthcare Corp.;

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

          c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  May 24, 2004
                                   By: /s/ MacDonald Tudeme
                                   -------------------------------
                                   MacDonald Tudeme,
                                   Chief Executive Officer

EXHIBIT 31.2




                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Wayne  Richardson,  certify  that:

1. I have reviewed this Quarterly Report on Form 10-QSB of MT Ultimate Healthcare Corp.;

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

          c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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


                                   By:  /s/  Wayne  Richardson
                                   -------------------------------
                                   Wayne  Richardson
                                   Chief Financial Officer

EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, MacDonald Tudeme, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of MT Ultimate Healthcare Corp. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of MT Ultimate Healthcare Corp.


                                     By:/s/ MacDonald Tudeme
                                     --------------------------
                                     Macdonald Tudeme
                                     Chief Executive Officer
May 24, 2004

EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Wayne Richardson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of MT Ultimate Healthcare Corp. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of MT Ultimate Healthcare Corp.


                                     By:/s/ Wayne Richardson
                                     --------------------------
                                     Wayne Richardson
                                     Chief Financial Officer
May 24, 2004