Form 10QSB
period 2004-06-30
MT ULTIMATE HEALTHCARE CORP
filed 2004-08-19
CIK 1177326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 2004
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                       ACT
                        For the transition period from to
                        Commission file number 000-49915

                          MT ULTIMATE HEALTHCARE CORP.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                   88-0477056
  (State or other jurisdiction of          (IRS Employer Identification
   incorporation or organization)             No.)

               45 Main Street, Suite 617, Brooklyn, New York 11201
               --------------------------------------------------
                    (Address of principal executive offices)


                                 (718) 943-3400
                                 --------------
                         (Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of August 18, 2004, 52,960,040 shares of Common Stock of the issuer were outstanding.

PART I.   FINANCIAL INFORMATION



                                      MT ULTIMATE HEALTHCARE CORP
                                      CONSOLIDATED BALANCE SHEET
                                              Unaudited


                                  A S S E T S
                                  -----------
                                                                  JUNE 30,         DECEMBER 31
                                                                 ----------        -----------
Current Assets                                                    2004                2003
---------------
    Cash                                                         $      -           $ 54,758
    Accounts Receivable, net of allowance                          347,088           197,034
    Other Current Assets                                            35,009            20,172
                                                                 ----------        -----------
      Total Current Assets                                         382,097           271,964
                                                                 ----------        -----------
    Property, plant and equipment, net of
    accumulated depreciation                                       115,853           131,859
                                                                 ----------        -----------
      Total  Assets                                              $ 497,950          $403,823
                                                                 ==========        ===========

                              L I A B I L I T I E S
                              ---------------------

Current Liabilities
--------------------

    Accounts Payable and accrued liabilities                        52,080            59,867
    Cash Overdraft                                                   1,345
    Note Payable                                                    44,983                -
    Current Portion Capital Lease                                    8,568             7,502
                                                                 ----------        -----------
      Total Current Liabilities                                    106,976            67,369
                                                                 ----------        -----------
Long-Term Liabilities:
    Bank Note                                                      148,197           188,697
    Notes Payable-Related Party                                    192,614                -
    Capital Leases                                                   7,574            12,252
                                                                 ----------        -----------
      Total Long Term Liabilities                                  348,385           200,949
                                                                 ----------        -----------
      Total Liabilities                                            455,361           268,318

                      S T O C K H O L D E R S ' E Q U I T Y
                    -----------------------------------------

  Common Stock
    400,000,000 authorized shares, par value $.001
    52,060,040  and 50,600,000 shares issued and outstanding        52,060            50,600

  Additional Paid-in-Capital                                        537,342          149,658
  Accumulated Profits /( Deficit)                                  (546,813)         (64,753)
                                                                 ----------        -----------
      Total Stockholders' Equity                                     42,589          135,505
                                                                 ----------        -----------
      Total Liabilities and Stockholders' Equity                 $  497,950         $403,823
                                                                 ==========        ============


                 See accompanying notes to Financial Statements


                                       MT ULTIMATE HEALTHCARE CORP
                                         STATEMENT OF OPERATIONS
                                                UNAUDITED

                                                   FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                              JUNE,30                  JUNE,30
                                                              -------                   -------
                                                         2004         2003         2004         2003
                                                     ------------  -----------  ------------  ---------
REVENUES:
---------

  Revenues                                           $   466,975   $  220,935  $   881,331   $  454,776
                                                     ------------  -----------  ------------  ---------
    Total Revenues                                       466,975      220,935      881,331      454,776

COST OF REVENUES:
-----------------

  Cost of Revenues                                   $   325,085   $  153,818  $   664,609   $  268,242
                                                     ------------  -----------  ------------  ---------
    Gross Profit                                     $   141,890   $   67,117  $   216,722   $  186,534

G&A EXPENSES
------------

  Salaries & Wages                                       111,334       16,473      181,069       57,898
  Stock Issued for Services                                    -            -      290,000            -
  Professional Fees                                       33,826        8,530       69,923       17,580
  Rent                                                    21,582        3,500       43,164        6,000
  Depreciation                                             7,640        5,044       15,280       10,088
  Interest Expense                                         1,708        5,181        5,194        5,957
  Operating Expenses                                      41,305       16,996       94,152       48,974
                                                     ------------  -----------  ------------  ---------
    Total Expenses                                       217,395       55,724      698,782      146,497
                                                     ------------  -----------  ------------  ---------
    Net Income / ( loss ) from Operations                (75,505)      11,393     (482,060)      40,037

PROVISION FOR INCOME TAXES:
---------------------------

  Income Tax Benefit                                           -            -            -            -
                                                     ------------  -----------  ------------  ---------
    Net Income (Loss)                                $   (75,505)  $   11,393  $  (482,060)  $   40,037
                                                     ============  ===========  ============  =========

Basic and Diluted Earnings Per Common Share          $     (0.01)  $     0.00  $     (0.01)  $     0.00
                                                     ------------  -----------  ------------  ---------

Weighted Average number of Common Shares              52,060,040    9,050,000   52,060,040    9,050,000
  used in per share calculations                     ============  ===========  ============  =========


                 See accompanying notes to Financial Statements
                                        3


                          MT ULTIMATE HEALTHCARE CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                      FOR THE SIX MONTHS ENDED
                                                              JUNE, 30
                                                              --------
                                                           2004       2003
                                                       -----------  ----------
Cash Flows from Operating Activities:
-------------------------------------

  Net Income (Loss)                                     $(482,060)  $ 40,037
  Adjustments to Reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                           15,280     10,088
    Stock Issued for Services                             290,000          -
    Changes in operating assets and liabilities:
    Accounts Receivable                                  (150,054)   (20,036)
    Other Current Assets                                  (14,837)    24,870
    Accounts Payable and accrued liabilities               (7,787)    11,552
                                                       -----------  ----------
Net Cash Provided from (Used In)Operating Activities     (349,458)    66,511
                                                       -----------  ----------


Cash Flows from Investing Activities:
-------------------------------------
  Property, plant and equipment                              (726)   (43,507)
                                                       -----------  ----------
Net Cash Used in Investing Activities                        (726)   (43,507)
                                                       -----------  ----------

Cash Flows from Financing Activities:
------------------------------------------------------

  Bank Note                                                 4,433    (43,865)
  Note Payable - Related Party                            192,614          -
  Issuance of Stock                                        99,144          -
  Capital Leases                                           (3,612)     4,707
                                                       -----------  ----------
Net Cash Provided from (Used In) Financing Activities     292,579    (39,158)
                                                       -----------  ----------

Net Decrease in Cash                                      (57,605)   (16,154)
                                                       -----------  ----------
Cash Balance,  Begin Period                                17,366     33,690
                                                       -----------  ----------
Cash Balance,  End Period                               $  (1,345)  $ 17,536
                                                       ===========  ==========

Supplemental Disclosures:
  Cash Paid for interest                                $   5,194   $  5,957
                                                       ===========  ==========
  Cash Paid for income taxes                            $       -   $      -
                                                       ===========  ==========


                See accompanying notes to Financial Statements.
                                        4

                          MT ULTIMATE HEALTHCARE CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------


ORGANIZATION
------------

The Company was originally incorporated under the laws of the State of Nevada on September 13, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 400,000,000 authorized shares with a par value of $.001 per share and with 52,060,040 shares issued and outstanding as of June 30, 2004. The Company filed an amended Articles of Incorporation with the State of Nevada on August 15, 2003 to change the name to MT Ultimate Healthcare Corp from Java Juice.net and to increase the authorized shares to 400,000,000 common shares. Also, the Company agreed to an 80-to-1 forward split of the shares in this amended filing. On September 29, 2003, the Company agreed to a 1-for-4 reverse split. These financial statements reflect these filings.

FINANCIAL  STATEMENT  PRESENTATION
----------------------------------

The consolidated un-audited interim financial statements of the Company as of June 30, 2004 and for the three months ended June 30, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated un-audited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2004, and the results of their operations for the three months ended June 30, 2004 and 2003, and their cash flows for the three months ended June 30, 2004 and 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and related notes included in the Company's Form 10-KSB, as amended, filed with the Securities and Exchange Commission

BASIS  OF  PREPARATION  AND  PRESENTATION
-----------------------------------------

The accompanying consolidated financial statements have been prepared to reflect the legal acquisition on August 8, 2003 of MT Marketing Int. Corp. (Marketing) by MT Ultimate Healthcare Corp., (MT Ultimate) formerly JavaJuice.net. The consolidated financial statements of MT Ultimate give effect to the acquisition under which the shareholders of Marketing exchanged all of their common shares in Marketing for common shares of MT Ultimate.

Notwithstanding its legal form, the acquisition has been accounted for as a reverse takeover, as the former shareholders of Marketing own in aggregate approximately 72% of the common shares of MT Ultimate, and are the majority shareholders of the Company. Also, as MT Ultimate was an inactive company with nominal net non-monetary assets, the acquisition has been accounted for as an issuance of stock by Marketing accompanied by a recapitalization.

As required under reverse takeover accounting, these financial statements have been issued under the name of MT Ultimate and reflect the share capital structure of MT Ultimate. However, they reflect the financial statements of Marketing and account for the acquisition as an acquisition of MT Ultimate by Marketing. The consolidated financial statements therefore include:

     (a) A consolidated balance sheet prepared from the audited balance sheets of Ultimate and Marketing at June 30, 2004.

     (b) Consolidated statements of operations, cash flows and changes in shareholders' equity prepared from the audited statements of operations, cash flows and changes in shareholders' equity (deficit) of Marketing for the periods from January 1, 2004 to June 30, 2004 with a comparative figures for the similar period from January 1, 2003 to June 30, 2003.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The accompanying consolidated financial statements include the accounts of MT Ultimate Healthcare Corp and it's wholly owned subsidiary MT Marketing Int.
Corp. (collectively "the Company"). Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than a 20% interest in such entity for which such investment would then be included in the consolidated financial statements on the cost method. All significant inter-company transactions and balances have been eliminated in consolidation.

ACCOUNTING  METHOD
------------------

The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. A total of $7,640 and $5,044 have been recorded in the financial statements for the three month periods ended June 30, 2004 and June 30,2003.


EARNINGS PER COMMON SHARE
-------------------------

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Such securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

NOTE 2  -  COMMON STOCK
-----------------------

In February 2004, a total of 1,160,000 shares of common stock were issued for services to consultants. These shares have been valued at $.25 per share for a total of $290,000. In February, a $50,000 note was converted into 200,000 shares of common stock. In June 2004, we received $100,000 in consideration for 400,000 shares of common stock. The 400,000 shares of common stock were issued after the date of this report and were not accounted for by the Company for accounting purposes as of June 30, 2004.

NOTE 3  -  RELATED PARTIES
--------------------------

The Company has significant related party transactions and/or relationships with the Company's President, MacDonald Tudeme. Mr. Tudeme has guaranteed the Company's bank indebtedness up to $200,000 without charging a fee. The Company entered into a flexible lease for office space in Brooklyn, New York with its majority shareholders and Directors, MacDonald Tudeme and Marguerite Tudeme, who own the leased property. The lease commitmentof $550 per month was terminated October 31, 2003. For the quarter ended March 31, 2004 the same related party advanced the Company $17,614 on a demand note without interest.

NOTE 4  -  NOTES PAYABLE
------------------------

The Company has a $200,000 SBA line of credit which is payable on demand on January 29,2009. It bears interest at bank prime rate plus 1% for any outstanding operating indebtedness. As of June 30, 2004 , the short term balance was $44,983 and long term balance was $148,197.

The Company received $20,000, and $55,000 in connection with demand notes which are due in September 2004 and bear interest at 5% per annum.


NOTE 5  -CAPITAL LEASES
----------------------

The company entered into lease arrangements to acquire equipment which has been financed by a long-term liability. The liability recorded under the capital lease represents the minimum lease payments payable of imputed interest at an average of 19.0% per annum over three (3) years. The current portion of the capital lease obligation is $8,568 and the long-term portion is $7,574.


NOTE6  -TRADE RECEIVABLES
-------------------------

A summary of net trade receivables as of June 30, 2004 shows that hospital client receivables outstanding were $126,319, and the other receivables being $220,769. The total net receivables outstanding as of June 30, 2004 were $347,088

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

The Registrant was originally incorporated under the name JavaJuice.net ("JavaJuice") on September 13, 2000. On August 8, 2003, the Registrant acquired 100% of the outstanding shares of M.T. Marketing Int. Corp., a Nevada corporation (hereinafter "MT"), pursuant to an Exchange Agreement. As a result of the Exchange Agreement, the business of MT became the business of the Registrant, control of the Registrant shifted to the former MT shareholders and the Registrant subsequently changed its name to MT Ultimate Healthcare Corp (MT Ultimate).

MT Ultimate is a holding company for MT. All operations discussed in this Form 10-QSB were conducted by MT. The term "Company" as used herein includes both MT Ultimate Healthcare Corp. and M.T. Marketing Int. Corp.

In September 2003, the Company completed an 80:1 forward stock split of its issued and outstanding common stock. Also in September 2003, the Company completed a 1:4 reverse stock split of its issued and outstanding common stock. The effects of both stock splits have been retroactively reflected in this report.

MT Ultimate currently operates a payroll nurse staffing and homecare business by providing healthcare professionals such as Certified Nursing Assistants, Nurse Technicians, Licensed Practical Nurses and Registered Nurses to hospitals, nursing homes, Licensed Home Care Services Agencies ("LHCSAs"), other health-related businesses, and directly to the homes of the elderly, sick, and incapacitated.

KNOWN TRENDS, EVENTS AND UNCERTAINTIES

The Company is aggressively seeking to expand its operations both within New York City and the surrounding areas (e.g., New Jersey, Connecticut, and upstate New York.). The Company is also actively seeking to broaden its service and product offerings. Continuing its plan from the first quarter, the Company is focusing on expanding its business during this third quarter, and throughout the remainder of 2004. Management expects that much of the growth will come from acquisitions and by internal new business development. In particular, the Company plans to extend its "high-tech" nursing business throughout the area.

SUBSEQUENT EVENTS

In accordance with the Company's acquisition plan, BP Senior Care Inc. was acquired in July of 2004. BP Senior Care is a 24-hour healthcare services provider located in New Jersey.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

Revenues increased to $466,975 from $220,935 for the three months ended June 30, 2003, reflecting an increase of $246,040 (or 110%) for the three months ended June 30, 2004. The increase in revenues was generally due to the results of new business development activities.

Cost of revenues increased $171,267 from $153,818 for the three months ended June 30, 2003 to $325,085 (or 110%) for the three months ended June 30, 2004. The increase in cost of revenues was directly attributable to the increase in revenues.

Gross profit increased to $141,890 for the period ended June 30, 2004, an increase of $74,773 (or 110%) from the $67,117 in gross profit realized for the three months ended June 30, 2003. The increase in gross profit was derived from the increase in revenues.

Gross profit as a percentage of sales ("gross profit margin") was 30% for both the three months ended June 30, 2003 and the three months ended June 30, 2004.

The Company had General and Administrative (G&A) expenses of $217,395 for the three months ended June 30, 2004, compared to G&A expenses of $55,724 for the three months ended June 30, 2003. This increase in G&A expenses is primarily due to certain research and due diligence actions necessary in evaluating potential acquisitions as well as expanded business development and marketing activities. Management plans for G&A expenses to become less of a percentage of revenues, notably beginning later in 2004.

For the three months ended June 30, 2004, the Company had a net loss from operations of $75,505, as compared to a net income from operations of $11,393 for the three months ended June 30, 2003. The change in position from net income from operations to net loss from operations was primarily due to the increase in G&A expenses. The Company has incurred a Net Operating Loss (NOL) from operations. No tax benefit is being recorded at this time due to current uncertainties in the ability of the Company to recover the NOL.

As  of  June  30,  2004,  the  Company  had  an accumulated deficit of $546,813.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

Revenues increased by $426,555 to $881,331 (or 94%) for the six months ended June 30, 2004, compared to $454,776 in revenues for the six months ended June 30, 2003. The increase in revenues was due to new business development activities, notably in the "high tech" nursing practice.

Cost of revenues increased $396,367 from $268,242 for the six months ended June 30, 2003, to $664,609 (or 148%) for the six months ended June 30, 2004. The increase in cost of revenues was primarily due to the increased revenues as well as certain initial costs associated with launching the Company's "high tech" nursing practice and establishing the office in Baldwin, New York.

Gross profit increased $30,188 to $216,722 for the six months ended June 30, 2004. This reflects an increase (16%) over the gross profit of $186,534 realized for the six months ended June 30, 2003. The increase in gross profit was mainly attributable to the increase in revenues that was offset by the increase in cost of revenues.

Gross profit, as a percentage of sales ("gross profit margin"), was 25% for the six months ended June 30, 2003, as compared to 41% for the six months ended June 30, 2004. The decrease in gross profit margin is attributable to the noted increase in the cost of revenues.

The Company had total General and Administrative (G&A) expenses of $698,782 for the six months ended June 30, 2004, as compared to total G&A expenses of $146,497 for the six months ended June 30, 2003. The increase in expenses was primarily due to the Company's expansion efforts and the issuance of common stock to certain consultants in exchange for services.

For the six months ended June 30, 2004, the Company had a net loss from operations of $482,060, as compared to net income from operations of $40,037 for the six months ended June 30, 2003. The change in position from net income from operations to net loss from operations was due to resulting increases in the cost of revenues and G&A expenses. Although the Company has incurred a net operating loss ("NOL"), no tax benefit is being recorded at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, total current assets were $382,097 which consisted of accounts receivable, net of an allowance for doubtful accounts, of $347,088, and other current assets of $35,009.

As of June 30, 2004, total current liabilities were $106,976 which consisted of accounts payable and accrued liabilities of $52,080, a cash overdraft of $1,345, a note payable of $44,983, and the current portion of capital leases of $8,568.

Net working capital was $275,121 at June 30, 2004. The ratio of current assets to current liabilities was 3.57:1.

Net cash used in operating activities was $349,458 for the six months ended June 30, 2004, as compared to net cash provided from operating activities of $66,511 for the six months ended June 30, 2003. For the six months ended June 30, 2004, the Company had net loss of $482,060, an increase in accounts receivable of $150,054, an increase in other current assets of $14,837 and a decrease in accounts payable and accrued liabilities of $7,787 that was offset by $15,280 of depreciation and $290,000 of stock issued for services.

Net cash used in investing activities was $726 for the six months ended June 30, 2004, as compared to net cash used in investing activities of $43,507 for the six months ended June 30, 2003. The Company made investments in property, plant and equipment during these periods.

Net cash provided from financing activities was $292,579 for the six months ended June 30, 2004, as compared to net cash used in financing activities of $39,158 for the six months ended June 30, 2003. The Company's primary source of cash from financing activities for the six months ended June 30, 2004 was $192,614 notes payable from related parties, as discussed in Note 3 to the Notes to Financial Statements set forth in the section entitled ITEM 1. FINANCIAL STATEMENTS.

The Company had a net decrease in cash of $57,605 for the six months ended June 30, 2004.

The Company plans to obtain equity financing to expand its business operations, notably for use in acquisitions. Such an investment would allow the Company to and expand its operations and level of services and establish offices outside of New York City, such as New Jersey, Connecticut or elsewhere.

The Company received $20,000, and $55,000 in connection with demand notes which are due in September 2004 and bear interest at 5% per annum.

The Company cannot make any assurance that financing will be available on terms favorable to the Company, or at all. The Company has no commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets or private sources, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to the Company on acceptable terms, the Company will have to delay,
curtail  or  scale   back   some  or   all  of  its   operations.  If funds are
raised, this will likely result in significant dilution to current shareholders.

RISK FACTORS

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

The Company recognizes its reliance on key management personnel. Our success is highly dependent upon the continued services of MacDonald Tudeme, our Chief Executive Officer and Marketing Manager and Marguerite Tudeme, our Operations Manager. If any of these persons were to leave the Company, it may have a materially adverse effect upon our business operations.

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

Presently, our major client is the City of New York Hospitals. We have taken steps to broaden our client base by signing contracts with additional facilities. We have also taken steps to broaden our service and product offerings by becoming licensed to operate as a LHCSA and through other plans. The Company expects that, due to these events, the Company will depend less heavily on the City of New York Hospitals as a source of revenue by the end of 2004. If, however, this is not the case and we are unable to broaden our client base, the continued reliance upon New York City Hospitals could have a materially adverse effect upon our business and operations.

The Company's business model is centered on the shortage of healthcare professionals in the industry. Presently, the healthcare industry is experiencing a growing shortage of healthcare professionals especially Licensed Practical Nurses and Registered Nurses. One of our major marketing efforts is to recruit these professionals in the United States and to aggressively attract foreign professionals. If we are not successful in our efforts, this could have a materially adverse effect upon our ability to sustain growth pursuant to our business strategy.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Federal Income Tax. The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company has incurred an NOL, however, because there is no assurance of recovery of the NOL, it has been fully offset and the Company does not have a deferred tax asset with respect to any portion thereof. The valuation allowance will be evaluated, considering positive and negative evidence about whether the deferred tax asset will be realized. The allowance will either be increased or reduced. A reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

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

ITEM 2.  CHANGES IN SECURITIES

In February 2004, the Company issued 200,000 shares of common stock which were not registered under the Act to an entity for conversion of a $50,000 advancement that the entity made to the Company during the first quarter of 2004. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

In June 2004, the Company agreed to issue 400,000 shares of common stock which were not registered under the Act to an entity in consideration for $100,000. Subsequent to June 30, 2004, the shares were issued, but for accounting purposes they were not treated as issued. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

In July 2004, the Company issued 500,000 shares of common stock which were not registered under the Act to an individual in consideration for consulting services rendered from September 2003 to the present. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures o restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.




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



                                          MT ULTIMATE HEALTHCARE CORP.


DATED: August 19, 2004                  By: /s/ MacDonald Tudeme
                                             ------------------------
                                             MacDonald Tudeme
                                             Chief Executive Officer



DATED: August 19, 2004                 By: /s/ Wayne Richardson
                                             ------------------------
                                             Wayne Richardson
                                             Chief Financial Officer

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

Date: August 19, 2004

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

Date: August 19, 2004

By:  /s/  Wayne  Richardson
-------------------------------
Wayne  Richardson
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, MacDonald Tudeme, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of MT Ultimate Healthcare Corp. on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of MT Ultimate Healthcare Corp.

Date: August 19, 2004

                                   By: /s/ MacDonald Tudeme
                                       -------------------------------
             MacDonald Tudeme,
Chief Executive Officer



EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Wayne Richardson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of MT Ultimate Healthcare Corp. on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of MT Ultimate Healthcare Corp.

Date: August 19, 2004

                                   By: /s/ Wayne Richardson
                                       -------------------------------
             Wayne Richardson,
Chief Financial Officer