Form 10QSB
period 2004-09-30
MT ULTIMATE HEALTHCARE CORP
filed 2004-11-22
CIK 1177326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

               For the transition period from           to
                                             -----------  ------------

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

As of November 19, 2004, 54,032,040 shares of common stock, $.001 par value of the issuer were outstanding ("Common Stock").

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS


                                   MT ULTIMATE HEALTHCARE CORP
                                   CONSOLIDATED BALANCE SHEET
                                            Unaudited


                                  A S S E T S
                                  -----------

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                     -------------   ------------
  Current Assets                                                         2004           2003
  --------------                                                     ----------------------------
      Cash                                                             $         -   $     54,758
      Accounts Receivable, net of allowance                                367,059        197,034
      Other Current Assets                                                 316,630         20,172
                                                                     -------------   ------------
        Total Current Assets                                               683,689        271,964
                                                                     -------------   ------------

      Property, plant and equipment, net of accumulated depreciation       123,778        131,859
      Other Assets                                                         119,006
                                                                     -------------   ------------

        Total  Assets                                                  $   926,473   $    403,823
                                                                      ============   ============

                              L I A B I L I T I E S
                             ----------------------

  Current Liabilities
      Accounts Payable and accrued liabilities                              41,659         59,867
      Cash Overdraft                                                         4,723              -
      Notes Payable                                                        537,416              -
      Current Portion Capital Lease                                          8,386          7,502
                                                                     -------------   ------------

        Total Current Liabilities                                          592,184         67,369
                                                                     -------------   ------------

  Long-Term Liabilities:
      Bank Note                                                            100,070        188,697
      Note Payable                                                         250,000              -
      Capital Leases                                                         5,847         12,252
                                                                     -------------   ------------

        Total Long Term Liabilities                                        355,917        200,949
                                                                     -------------   ------------
        Total Liabilities                                                  948,101        268,318

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

    Common Stock                                                           53,160          50,600

    Additional Paid-in-Capital                                            811,242         149,658
    Accumulated Deficit                                                  (886,030)        (64,753)
                                                                     -------------   ------------

        Total Stockholders' Equity                                        (21,628)        135,505
                                                                     -------------   ------------
        Total Liabilities and Stockholders' Equity                      $ 926,473        $403,823
                                                                      ============   ============


                See accompanying notes to Financial Statements.


                              MT ULTIMATE HEALTCARE
                            STATEMENT OF OPERATIONS
                                    UNAUDITED

                                            FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                            ------------------------------------------------------
                                                    SEPTEMBER,30                SEPTEMBER,30
                                                2004          2003          2004         2003
                                            ------------------------------------------------------
REVENUES:
--------

  Revenues                                  $   446,452   $   310,812   $ 1,327,783   $   752,681
                                            ------------------------------------------------------

  Total Revenues                                446,452       310,812     1,327,783       752,681
                                            ------------------------------------------------------

COST OF REVENUES:
----------------

  Cost of Revenues                          $   351,971   $   236,122   $ 1,016,580   $   543,758
                                            ------------------------------------------------------

  Gross Profit                              $    94,481   $    74,690   $   311,203   $   208,923
                                            ------------------------------------------------------
EXPENSES:
--------

  Salaries & Wages                              109,322        22,793       290,391        53,299
  Stock Issued For Professional Services        175,000             -       465,000             -
  Professional Fees                              37,720        16,242       107,643        30,336
  Rent                                           21,918         3,600        65,082         9,600
  Depreciation                                    8,222         5,909        23,502        15,408
  Amortization                                    6,263         6,263
  Interest Expense                                7,562         8,117        12,756        18,479
  Operating Expenses                             67,691        31,083       161,843        71,330
                                            ------------------------------------------------------

  Total Expenses                                433,698        87,744     1,132,480       198,452
                                            ------------------------------------------------------

  Net Income / ( loss ) from Operations        (339,217)      (13,054)     (821,277)       10,471

PROVISION FOR INCOME TAXES:
--------------------------

  Income Tax Benefit                                  -             -             -             -
                                            ------------------------------------------------------

  Net Income (Loss)                         $  (339,217)  $   (13,054)  $  (821,277)  $    10,471
                                            ======================================================


Basic & Diluted Earnings Per Common Share   $    (0.01)  $     (0.00)  $     (0.01)  $      0.00
                                            ------------  ------------  ------------  ------------

Weighted Average number of Common Shares     53,160,040    50,000,000    52,060,040    39,334,000
                                            ======================================================
  used in per share calculations


                      See accompanying notes to Financial
                                  Statements.


                                MT ULTIMATE HEALTHCARE
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      UNAUDITED

                                                       FOR THE NINE MONTHS ENDED
                                                       -------------------------
                                                              SEPTEMBER, 30
                                                             2004       2003
                                                       -------------------------
  CASH FLOWS FROM OPERATING ACTIVTIES:
  ------------------------------------
    Net Income (Loss)                                     $(821,277)  $   10,471
    Adjustments to Reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation & Amortization                            29,765       15,408
      Stock Issued For Services                             465,000
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Accounts Receivable                                  (170,025)     (77,760)
      Other Current Assets                                 (296,458)       4,050
      Other Assets                                         (125,000)
      Accounts Payable and accrued liabilities              (18,208)      28,028
                                                       -------------------------

  NET CASH PROVIDED FROM (USED IN)OPERATING ACTIVITIES     (936,203)    (19,803)
                                                       -------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
---------------------------------------
    Property, plant and equipment                           (21,684)     (19,715)
                                                       -------------------------

  NET CASH USED IN INVESTING ACTIVITIES                     (21,684)     (19,715)
                                                       -------------------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------
    Bank Note                                               (83,904)      50,000
    Notes Payable                                           787,416       34,950
    Issuance of Stock                                       200,000
    Capital Leases                                           (5,521)      16,979
                                                       -------------------------

  NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES     897,991      101,929
                                                       -------------------------

  NET INCREASE IN CASH                                      (59,896)      62,411
                                                       -------------------------

  CASH BALANCE,  BEGIN PERIOD                                54,758       33,690
                                                       -------------------------

  CASH BALANCE,  END PERIOD                               $  (4,723)  $   96,101
                                                          ======================

  Supplemental Disclosures:
    Cash Paid for interest                                $  12,756   $   18,479
                                                          ======================
    Cash Paid for income taxes                            $       -   $        -
                                                          ======================


                 See accompanying notes to Financial Statements

                           MT Ultimate Healthcare Corp
                          Notes to Financial Statements
                               September 30, 2004

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

ORGANIZATION
------------

     The Company was originally incorporated under the laws of the State of Nevada on September 13, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 400,000,000 authorized shares with a par value of $.001 per share and with 53,160,040 shares issued and outstanding as of September 30, 2004. The Company filed an amended Articles of Incorporation with the State of Nevada on August 15, 2003 to change the name to MT Ultimate
Healthcare Corp from Java Juice.net and to increase the authorized shares to 400,000,000 common shares. Also, the Company agreed to a 80 to 1 forward split of the shares in this amended filing. On September 29, 2003, the Company agreed to a 1 for 4 reverse split. On July 1st, 2004 the Company expanded its operations by acquiring the customers of a sole proprietor in New Jersey and incorporated that operation under BP Senior Care, Inc a new incorporated subsidiary. These financial statements reflect these filings.

FINANCIAL  STATEMENT  PRESENTATION
----------------------------------

     The consolidated un-audited interim financial statements of the Company as of September 30, 2004 and for the three and nine months ended September 30, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

     In the opinion of management, the accompanying consolidated un-audited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2004, and the results of their operations for the three and nine months ended September 30, 2004 and 2003, and their cash flows for the nine months ended June 30, 2004 and 2003.

     The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and related notes included in the Company's Form 10-KSB,as amended filed with the Securities and Exchange Commission.

BASIS  OF  PREPARATION  AND  PRESENTATION:

     The accompanying consolidated financial statements have been prepared to reflect the legal acquisition on August 8, 2003 of MT Marketing Int. Corp. ("Marketing") by MT Ultimate Healthcare Inc. (MT Ultimate) formerly Java Juice.net. The consolidated financial statements of Ultimate give effect to the acquisition under which the shareholders of Marketing exchanged all of their common shares of Marketing for common shares of MT Ultimate.

                           MT Ultimate Healthcare Corp
                          Notes to Financial Statements
                               September 30, 2004

     Notwithstanding its legal form, the acquisition has been accounted for as a reverse takeover, as the former shareholders of Marketing own in aggregate approximately 72% of the common shares of Ultimate, and so are now the majority shareholders of Ultimate. Also, as MT Ultimate was an inactive company with nominal net non-monetary assets, the Acquisition has been accounted for as an issuance of stock by Marketing accompanied by a recapitalization As required under reverse takeover accounting, these financial statements have been issued under the name of Ultimate and reflect the share capital structure of Ultimate. However, they reflect the financial statements of Marketing and account for the Acquisition as an acquisition of Ultimate by Marketing. The consolidated financial statements therefore include:

     (a) a consolidated balance sheet prepared from the audited balance sheets of Ultimate and Marketing at December 31, 2003.

     (b) a consolidated balance sheet prepared from the un-audited balance sheets of Ultimate and BP Senior Care, Inc as of September 30, 2004.

     (c) consolidated statements of operations, cash flows and changes in shareholders' equity prepared from the audited statements of operations, cash flows and changes in shareholders' equity (deficit) of MT Ultimate for the periods from January 1, 2004 to September, 30, 2004 with a comparative figures for the similar period from January 1, 2003 to September, 30, 2003.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

     The accompanying consolidated financial statements include the accounts of MT Ultimate Healthcare Corp and it's wholly owned subsidiaries of MT Marketing Int. Corp. and B.P. Senior Care, Inc. collectively "the Company"). Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than a 20% interest in such entity for which such investment would then be included in the consolidated financial statements on the cost method. All significant inter-company transactions and balances have been eliminated in consolidation.

ACCOUNTING  METHOD
------------------

     The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. A total of $14,485 and $5,909 have been recorded in the financial statements for the three months period ended September 30, 2004 and September 30, 2003.

                           MT Ultimate Healthcare Corp
                          Notes to Financial Statements
                               September 30, 2004

     EARNINGS  PER  COMMON  SHARE
     ----------------------------

     The Company adopted Financial Accounting Standards (SFAS) No. 128,"Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

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
-----------------------

     In February 2004, a total of 1,160,000 shares of common stock were issued for professional services to consultants. These shares have been valued at $.25 per share for a total of $290,000. In February, a $50,000 note was converted into 200,00 shares of common stock. In August, a $100,000 note was converted into 400,000 shares valued at $.25 per share. Also in August a total of 700,000 shares of common stock were issued for professional services to consultants. These shares had a fair market value of $.25 per share for a total of $175,000.

NOTE 3  -  RELATED PARTIES
--------------------------

     The Company has significant related party transactions and/or relationships with the Company's President, MacDonald Tudeme. He has guaranteed the Company's bank indebtedness up to $200,000 without charging a fee.

     Shareholders also advanced $57,614 the company on demand notes without interest.

NOTE 4  -  NOTES PAYABLE
------------------------

     The company has a $200,000 SBA line of credit which is payable on demand on January 1st.,2009 which bears at bank prime rate plus 1% for any outstanding operating indebtedness. As of September,30th 2004 , the short term balance was $71,621 and long term balance was $100,070.

     On July,1st 2004 the company acquired BP Senior Care with a financial arrangement whereby the seller took a demand note without interest for $125,000 and job with the Company as operations manger for the new incorporated subsidiary BP Senior Care. Inc. The seller's starting salary was $60,000 and as of September 30, 2004 the balance of the note was $115,384.

                           MT Ultimate Healthcare Corp
                          Notes to Financial Statements
                               September 30, 2004

     On August 31st, 2004 entered into a securities purchase agreement whereby callable, secured convertible notes of $500,000 bearing interest at a rate of 10% per annum for outstanding indebtedness was sold to AJW Partners, LLC and its associates. The term of the notes are two years at a conversion price of $.124 which is and exercisable into $500,000 shares of common stock and warrants that are exercisable at a price of $0.45 per share in a transaction that was registered under the Securities Act of 1933 (the Act) for an aggregate of $500,000 as of September 30, 2004. The conversion price is determined at the time of conversion and is calculated as the lesser of the Variable Conversion Price or $0.90. Generally, the Variable Conversion Price is the average of the Three (3) lowest trading prices of the Registrant's common stock, $.001 par value per share (the "Common Stock") during the twenty (20) trading day period ending one trading day before the date that a Buyer sends notice of conversion to the Registrant. The warrants expire in 5 years.

NOTE 5  -CAPITAL LEASES
-----------------------

     The company entered into lease arrangements to acquire equipment which has been financed by a long liability. The liability recorded under the capital lease represents the minimum lease payments payable of imputed interest at an average of 19.0% per annum over three (3) years. The current portion of the Capital lease Obligation is $8,386 and the long term portion is $5,847.


NOTE 6  -TRADE RECEIVABLES
--------------------------

     A summary of net trade Receivables as of September 30, 2004 and September 30, 2003 is shown in the following table:

                                    SEPTEMBER 30TH, 2004   SEPTEMBER 30TH, 2003
-------------------------------------------------------------------------------
Hospital Staffing                            69,842               183,752
Homecare Staffing                           102,178                16,249
Infusion & No fault                         200,589                   -0-
Bad Debt Allowance                           (5,550)               (5,000)
TOTAL NET TRADE RECEIVABLE                 $367,059              $195,001
-------------------------------------------------------------------------------

     The company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts.

NOTE 7. SUBSEQUENT EVENTS
-------------------------

     On  October  1   ,2004  the  Company  acquired  Abundant  Nursing,  Inc.  a
Pennsylvania corporation using prepaid assets of $251,515 and entered into a five year promissory note with the seller in the principal amount of $295,000 that accrues interest at a rate of 7% per annum on the outstanding indebtedness.

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

     The Company, through its wholly-owned Nevada subsidiary, MT, operates a payroll nurse staffing and homecare business. The Company provides healthcare professionals such as Certified Nursing Assistants, Nurse Technicians, Licensed Practical Nurses and Registered Nurses to hospitals, nursing homes, licensed home care services agencies ("LHCSAs"), other health-related businesses, to the homes of the elderly, sick and incapacitated. The Registrant is a holding company for MT. All operations discussed in this Form 10-QSB were conducted by MT.

     In September 2003, the Company completed an 80:1 forward stock split of its issued and outstanding Common Stock. Also in September 2003, the Company completed a 1:4 reverse stock split of its issued and outstanding Common Stock. The effects of both stock splits have been retroactively reflected in this report.

     In January 2004, the Company received a license from the State of New York, Department of Health, effective December 9, 2003, to operate as a LHCSA in the five boroughs of New York City: The Bronx, Brooklyn, Manhattan, Queens and Staten Island, as well as in Nassau County, New York.

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

     In July 2004, the Company acquired all of the issued and outstanding common stock of B.P. Senior Care, Inc., a New Jersey corporation ("BP") from BP's sole shareholder, in exchange for 200,000 shares of the Company's Common Stock. As additional consideration, the Company agreed to pay BP's sold shareholder an aggregate of $150,000 cash, payable as follows: a) $25,000 upon closing the transaction; and b) $125,000 payable in equal monthly installments of $4,808 over a twenty-five month period beginning June 2004, and a final payment of $4,800 for the twenty-sixth month following June 2004. BP provides 24-hour healthcare services to senior citizens in the New Jersey metropolitan area. Hereinafter, a reference to the Company includes a reference to MT and BP unless otherwise provided.

     On August 31, 2004 (the "Closing"), the Company entered into a Securities Purchase Agreement (the "Agreement") with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified"), and New Millennium Capital Partners II, LLC ("New Millennium") to purchase callable secured convertible notes having an aggregate principal amount of $700,000, a 10% annual interest rate payable quarterly, with a term of two (2) years (the "Convertible Notes" or "Notes"). Partners, Offshore, Qualified and New Millennium are collectively referred to herein as the "Selling Security Holders." The Agreement also provides for the issuance of warrants to purchase up to an aggregate of 700,000 shares of Common Stock, with an exercise price of $0.45 per share (the "Warrants"). We will not receive any proceeds from the resale of our Common Stock issuable upon conversion of the Notes. We will however receive proceeds from the sale of the Convertible Notes and exercise of the Warrants. As of the date of this filing, we have sold $500,000 of the Convertible Notes. We have agreed to sell an additional $200,000 of Convertible Notes upon the effectiveness of the Registration Statement. Investors should note that the Notes are secured by substantially all of the Company's assets.

     In September 2004, the Company entered into an agreement with Option Care of New York, Inc. ("Option"), under which Option will provide various products, supplies and equipment to the Company, which the Company will use for patients therapy. The agreement was entered into on September 13, 2004 and will be effective for the term of one year.

KNOWN  TRENDS,  EVENTS  AND  UNCERTAINTIES

     The Company is aggressively seeking to expand its operations both within New York City and the surrounding areas (New Jersey, Connecticut, and upstate New York.). The Company is also actively seeking to broaden its service and product offerings. Continuing its plan from the first, second, and third quarters, the Company is focusing on expanding its business during the fourth quarter, and throughout the remainder of 2004. Management expects that much of the growth will come from acquisitions and by new internal business development. In particular, the Company plans to extend its high-tech nursing business throughout the area. The Company acquired BP and Abundant in accordance with the Company's acquisition plan.

COMPARISON  OF  OPERATING  RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

     Revenues increased $135,640 (or 43.6%) from $310,812 for the three months ended September 30, 2003 to $466,452 for the three months ended September 30, 2004. The increase in revenues was generally due to the results of new business development activities.

     Cost of revenues increased $115,849 (or 49.1%) from $236,122 for the three months ended September 30, 2003 to $351,971 for the three months ended September 30, 2004. The increase in cost of revenues was directly attributable to the increase in revenues.

     Gross profit increased $19,791 (or 26.5%) from $74,690 for the three months ended September 30, 2003 to $94,481 for the three months ended September 30, 2004. The increase in gross profit was attributable to the increase in revenues.

     Gross  profit  as  a  percentage of sales ("gross profit margin") increased
2.9% from 21.1% for the three months ended September 30, 2004 to 24% for the three months ended September 30, 2003.

     The Company had total expenses of $433,698 for the three months ended September 30, 2004, as compared to total expenses of $87,744 for the three months ended September 30, 2003, an increase of $345,954. The expenses for the three months ended September 30, 2004 consisted of the following: salaries and wages of $109,332, stock issued for professional services of $175,000, professional fees of $37,720, rent of $21,918, depreciation of $8,222, amortization expense of $6,263, interest expense of $7,562, and operating expenses of $67,691. In comparison, the expenses for the three months ended September 30, 2003 consisted of salaries and wages of $22,793, professional fees of $16,242, rent of $3,600, depreciation of $5,909, interest expense of $8,117 and operating expenses of $31,083. The increase in expenses was primarily due to the Company's expansion efforts, increases in salaries and wages, stock for professional services and professional fees paid by the Company.

     For the three months ended September 30, 2004, the Company had a net loss from operations of $339,217, as compared to a net loss from operations of $13,054 for the three months ended September 30, 2003. The Increase in net loss from operations was primarily due to the Company's increase in expenses for the three months ended September 30, 2004.

     Although the Company has incurred a net operating loss ("NOL"), no tax benefit is being recorded at this time because there is no assurance that the Company will recover the NOL.

     The Company had a net loss of $339,217 for the three months ended September 30, 2004, as compared to a net income of $13,054 for the three months ended September 30, 2003. The Increase in net loss was primarily due to the Company's increase in expenses for the three months ended September 30, 2004.

     As of September 30, 2004, the Company had an accumulated deficit of $866,030.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

     Revenues increased $575,102 (or 76.4%) from $752,681 for the nine months ended September 30, 2003 to $1,327,783 for the nine months ended September 30, 2004. The increase in revenues was due to new business development activities, notably in the "high tech" nursing practice.

     Cost of revenues increased $472,822 (or 87%) from $543,758 for the nine months ended September 30, 2003 to $1,016,580 for the nine months ended September 30, 2004. The increase in cost of revenues was directly attributable to the increase in revenues.

     Gross profit increased $102,280 (or 49%) from $208,923 for the nine months ended September 30, 2003 to $311,203 for the nine months ended September 30, 2004. The increase in gross profit was attributable to the increase in revenues that was offset by the increase in cost of revenues.

     Gross profit as a percentage of sales ("gross profit margin") was 23.4% for the nine months ended September 30, 2004, as compared to 27.8% for the nine months ended September 30, 2003. The decrease in gross profit margin is attributable to the increase in cost of revenues.

     The Company had total expenses of $1,132,480 for the nine months ended September 30, 2004, as compared to total expenses of $198,452 for the nine months ended September 30, 2003. The expenses for the nine months ended September 30, 2004 consisted of the following: salaries and wages of $290,391, stock issued for professional services of $465,000, professional fees of $107,643, rent of $65,082, depreciation of $23,502, amortization expense of $6,263, interest expense of $12,756, and operating expenses of $161,843. In comparison, the expenses for the nine months ended September 30, 2003 consisted of salaries and wages of $53,299, professional fees of $30,336, rent of $9,600, depreciation of $15,408, interest expense of $18,479 and operating expenses of $71,330. The increase in expenses was primarily due to the Company's expansion efforts, increases in salaries and wages, stock for professional services and professional fees paid by the Company.

     For the nine months ended September 30, 2004, the Company had a net loss from operations of $821,277, as compared to net income from operations of $10,471 for the nine months ended September 30, 2003. The change in position from net income from operations to net loss from operations was due to the increase in cost of revenues and the increase in expenses.

     Although the Company has incurred a net operating loss ("NOL"), no tax benefit is being recorded at this time because there is no assurance that the Company will recover the NOL.

     The Company had a net loss of $821,277 for the nine months ended September 30, 2004, as compared to a net income of $10,471 for the nine months ended September 30, 2003. The change in position from net income to net loss was due to the increase in cost of revenues and the increase in expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2004, total current assets were $683,689 which consisted of accounts receivable, net of an allowance for doubtful accounts, of $367,059, and other current assets of $316,630.

     As of September 30, 2004, total current liabilities were $592,184 which consisted of accounts payable and accrued liabilities of $41,659, a cash overdraft of $4,723, a note payable of $537,416, and the current portion of capital leases of $8,386.

     Net working capital was $91,505 at September 30, 2004. The ratio of current assets to current liabilities was 1.15.

     Net cash used in operating activities was $936,203 for the nine months ended September 30, 2004, as compared to net cash used in operating activities of $19,803 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, the Company had net loss of $821,277, a decrease in accounts receivable of $170,025, a decrease in other current assets of $296,458 and a decrease in accounts payable and accrued liabilities of $18,208 that was offset by $29,765 of depreciation and $465,000 of stock issued for services.

     Net cash used in investing activities was $21,684 for the nine months ended September 30, 2004, as compared to net cash used in investing activities of $19,715 for the nine months ended September 30, 2003. The Company made investments in property, plant and equipment during these periods.

     Net cash provided from financing activities was $897,991 for the nine months ended September 30, 2004, as compared to net cash provided from financing activities of $101,929 for the nine months ended September 30, 2003. The Company's primary source of cash from financing activities for the nine months ended September 30, 2004 was $787,416 notes payable, as discussed in Note 4 to the Notes to Financial Statements set forth in the section entitled "ITEM 1. FINANCIAL STATEMENTS."

     The Company had a net decrease in cash of $59,481 for the nine months ended September 30, 2004.

     The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. The Company does expect to raise $200,000 from the sale of Convertible Notes, upon the effectiveness of its Registration Statement. Additionally, the Company has a $150,000 SBA loan and a $50,000 line of credit which is payable on demand on January 1, 2009, and bears interest at bank prime rate plus 1% for any outstanding operating indebtedness. However, there is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan and may cause the Company to curtail or scale back its current operations.

RISK FACTORS
------------

WE HAVE A PRESENT NEED FOR CAPITAL IN ADDITION TO $500,000 ALREADY RAISED AND A $200,000 COMMITMENT.

     It is imperative that we raise $2 million of financing to support strategic acquisitions and the current expansion plan for the next 18 to 24 months, which is in addition to $500,000 already raised and a $200,000 commitment. We recently received an aggregate of $500,000 of Convertible Note financing from four (4) unrelated parties. We also received a commitment from these parties to purchase an additional $200,000 of convertible debt. The sale of the additional Convertible Notes is subject to the satisfaction of certain conditions including the effectiveness of the Registration Statement. In connection with the Convertible Note financing, we issued Warrants to purchase 500,000 shares of our Common Stock at an exercise price of $0.45 per share. We will issue identical Warrants to purchase 200,000 shares of our Common Stock along with the commitment to purchase an additional $200,000 of convertible debt. At this time, no financing other than the $200,000 commitment has been secured or identified. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing on favorable terms, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. In the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail our business plan.

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE CONVERTIBLE NOTES AND THE WARRANTS MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     As of the November 19, 2004, we had 54,032,040 shares of Common Stock issued and outstanding. We are registering 13,789,380 shares of Common Stock pursuant to our SB-2 Registration Statement ("Registration Statement"), consisting of 12,389,380 shares of Common Stock issuable upon conversion of $700,000 of Convertible Notes, and 1,400,000 shares of Common Stock issuable upon exercise of the Warrants. As sequential conversions and sales take place, the price of our Common Stock may decline, and if so, the holders of the Convertible Notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, to the detriment of the investors in this Offering. All of the shares issuable upon conversion of the Notes and upon exercise of our Warrants, may be sold without restriction upon the effectiveness of the Registration Statement. The sale of these shares may adversely affect the market price of our Common Stock.

THE ISSUANCE OF COMMON STOCK UNDERLYING THE CONVERTIBLE NOTES AND THE WARRANTS WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION.

     The issuance of Common Stock upon conversion of the Convertible Notes and exercise of the Warrants will result in immediate and substantial dilution to the interests of other stockholders since the Selling Security Holders may ultimately receive and sell the full amount issuable on conversion or exercise. Although the Selling Security Holders may not convert their Convertible Notes and/or exercise their Warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding Common Stock, this restriction does not prevent the Selling Security Holders from converting and/or exercising some of their holdings, selling those shares and then converting the rest of their holdings. In this way, the Selling Security Holders could sell more than this limit while never holding more than this limit. If the Selling Security Holders choose to do this, it will cause substantial dilution of our Common Stock.

WE HEAVILY DEPEND ON MACDONALD S. TUDEME, MARGUERITE M. TUDEME AND WAYNE F. RICHARDSON.

     The success of the Company depends heavily upon the personal efforts and abilities of MacDonald S. Tudeme, Wayne F. Richardson, and Marguerite M. Tudeme. Mr. Tudeme serves as the Company's Chief Executive Officer and its Marketing Manager, and as a director of the Company. The Company has not entered into an employment agreement with Mr. Tudeme. Mr. Richardson has entered into an engagement letter with the Company whereby Mr. Richardson serves as the Company's Chief Financial Officer. Mr. Richardson also serves as a director of the Company. Ms. Tudeme serves as the Company's Secretary and its Operations Manager, and as a director of the Company. The Company has not entered into an employment agreement with Ms. Tudeme. Mr. Tudeme, Mr. Richardson and Ms. Tudeme may voluntarily terminate their services at any time. The loss of Mr. Tudeme, Mr. Richardson, Ms. Tudeme or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Tudeme, Mr. Richardson or Ms. Tudeme will force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement. If this were to happen, the Company may be forced to curtail or abandon its business plan.

THERE IS A SHORTAGE OF WORKERS IN THE HEALTHCARE INDUSTRY THAT MAY IMPEDE OUR ABILITY TO ACQUIRE QUALIFIED HEALTHCARE PROFESSIONALS FOR OUR CONTINUED GROWTH.

     Presently, the healthcare industry is experiencing a growing shortage of healthcare professionals especially Licensed Practical Nurses and Registered Nurses. We operate a payroll nurse staffing and homecare business that provides healthcare professionals such as Certified Nursing Assistants, Nurse Technicians, Licensed Practical Nurses and Registered Nurses to hospitals, nursing homes, LHCSAs, other health-related businesses, and to the homes of the elderly, sick and incapacitated. During the last twelve months, our need for qualified healthcare professionals grew as we obtained a license from the State of New York to operate as a LHCSA, established a high tech infusion nursing department, acquired BP which provides 24-hour healthcare services, and entered into discussions to acquire other healthcare businesses. One of our major marketing efforts is to recruit these professionals in the United States and to attract foreign professionals. There can be no assurance that we will be able to acquire qualified healthcare professionals within the United States or abroad to meet our growing needs. If we are not successful in our efforts to acquire qualified healthcare professionals, it would prevent us from continuing our current business strategy, which would have an adverse effect on the value of our Common Stock.

GROWTH WILL PLACE SIGNIFICANT STRAINS ON OUR MANAGERIAL, ADMINISTRATIVE AND OTHER RESOURCES.

     Any growth that we experience is expected to place a significant strain on our managerial and administrative resources. MacDonald S. Tudeme, Wayne F. Richardson, and Marguerite M. Tudeme are our only officers. We have limited employees who perform a management or administrative function. Further, if our business grows, we will be required to manage multiple relationships with various clients, healthcare professionals and third parties. These requirements will be exacerbated in the event of further growth. There can be no assurance that our other resources such as our systems, procedures or controls will be adequate to support growing operations or that we will be able to achieve the rapid execution necessary to successfully offer our services and implement our business plan. Assuming that our business grows, our future success will depend on our ability to add additional management and administrative personnel and other resources. If we are unable to add additional managerial and administrative resources, it will prevent us from continuing our business plan, which calls for expanding our operations, and could have an adverse effect on the value of our securities.

OUR OPERATIONS AS A LHCSA ARE HEAVILY REGULATED BY THE DEPARTMENT OF HEALTH OF THE STATE OF NEW YORK.

     The Department of Health of the State of New York (the "Department") regulates our operations as a LHCSA. In January 2004, we received a license from the Department effective December 9, 2003, to operate as a LHCSA in the five boroughs of New York City and in Nassau County, New York. We were required to prepare operating manuals as part of the approval process. Home healthcare licensure requires us to make sure that our staff is appropriately qualified, trained and supervised to provide skilled, in-home healthcare services. We will be subject to unannounced surveys to assess our compliance with state and federal standards governing the quality and scope of the services that we provide. If we fail to comply with the government regulations, we could lose our license to operate as a LHCSA, be forced to expend additional capital to regain our LHCSA license, or even be forced to shut down our operations. If this were to happen, we could be forced to discontinue business operations and any investment you have in our Company as an investor could be lost.

OUR  INDUSTRY  IS  HIGHLY  FRAGMENTED  AND  COMPETITIVE.

     The medical staffing industry is both highly fragmented and highly competitive. There are a large number of firms engaged in providing medical personnel. A significant number of these companies are small competitors operating on a localized basis. There are however, a few larger companies that operate on a national basis. If we are unable to realize a competitive advantage we may never generate revenues and be forced to curtail or abandon our business plan. If this were to happen, any investment in the Company's securities could become worthless.

MACDONALD  S.  TUDEME,  WAYNE F. RICHARDSON AND MARGUERITE M. TUDEME CAN VOTE AN
AGGREGATE OF 66.9% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS.

     MacDonald S. Tudeme, Wayne F. Richardson and Marguerite M. Tudeme can vote an aggregate of 36,173,520 shares (or 66.9%) of our outstanding Common Stock. Accordingly, Mr. Tudeme, Mr. Richardson and Ms. Tudeme will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Tudeme, Mr. Richardson and Ms. Tudeme may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

A DEFAULT BY US UNDER THE CONVERTIBLE NOTES WOULD ENABLE THE HOLDERS OF THE CONVERTIBLE NOTES TO TAKE CONTROL OF SUBSTANTIALLY ALL OF OUR ASSETS.

     The Convertible Notes are secured by security agreements under which we pledged substantially all of our assets including our equipment, inventory, contract rights, receivables, general intangibles, and intellectual property. A default by us under the Convertible Notes would enable the holders to take control of substantially all of our assets. The holders of the Convertible Notes have no operating experience in our industry that could force us to substantially curtail or cease our operations.

WE ENTERED INTO AN AGREEMENT TO ACQUIRE ABUNDANT NURSING, INC. WHICH ACQUISITION IS CONTINGENT ON US SATISFYING OUR OBLIGATIONS UNDER A $295,000 PROMISSORY NOTE.

     In October 2004, we entered into an agreement to acquire Abundant Nursing, Inc. in exchange for $150,000 paid on October 1, 2004 and a $295,000 promissory note payable in five (5) years at seven percent (7%) interest per annum. Our acquisition of Abundant is contingent on our paying the $295,000 as contemplated. In addition, we pledged all of the common stock of Abundant to secure our performance under the promissory note. Until we have fully paid $295,000 due under the promissory note, we are required to keep Abundant as a separate Pennsylvania corporation, including without limitation, no merger or consolidation of Abundant with MT Ultimate Healthcare Corp., and maintain the separate assets of Abundant as they existed on October 1, 2004. In addition, we may not issue, sell or transfer any stock of Abundant or permit or allow any liens on the assets of Abundant until we have paid the $295,000 due under the promissory note. In the event that we do not satisfy our obligations under the $295,000 promissory note and related agreements, the former shareholder of Abundant may take control over Abundant. In such event, we will not receive a credit for the $150,000 that we paid on October 1, 2004.

THE  MARKET  PRICE  OF  OUR  COMMON  STOCK  HISTORICALLY  HAS  BEEN  VOLATILE.

     The market price of our Common Stock historically has fluctuated significantly based on, but not limited to, such factors as: general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, our ability or inability to generate new revenues, conditions and trends in the event production industry and in the industries in which our customers are engaged. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our Common Stock.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we have a working capital deficiency. As of September 30, 2004 we had a working capital deficiency of $334,289 and an accumulated deficit of $886,030. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining financing (discussed above) for expansion and to implement our business plan. If we are unable to continue as a going concern, you will lose your entire investment in our Company.

OUR REGISTRATION STATEMENT MAY NOT BE DECLARED EFFECTIVE WHICH WOULD CAUSE US TO INCUR SUBSTANTIAL PENALTIES

     Under our Registration Rights Agreement entered into, in connection with the Securities Purchase Agreement discussed herein, the Company is subject to a $10,000 per month penalty payable to the Note holders, if the Company's Registration Statement fails to become effective within one hundred and sixty
(160) days of the Closing. If the Company's Registration Statement fails to become effective within 160 days and is forced to pay the penalties to the Note holders it could have a materially adverse affect on the Company's assets, and could force the Company to curtail or abandon its business plan.

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

     Accounting Method. The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. A total of $14,485 and $5,909 has been recorded in the financial statements for the three months ended September 30, 2004 and September 30, 2003.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of the date of filing of this report, the Company was not a party to, any legal proceedings involving the Company. However, the Company has received correspondence threatening legal action regarding the use of the Company's name "MT Ultimate Healthcare Corp."

ITEM 2.  CHANGES IN SECURITIES

     (c) In May 2004, the Company issued 300,040 shares of Common Stock which were not registered under the Securities Act of 1933 (the "Act") to an entity for conversion of a $50,000 advancement that the entity made to the Company during the first quarter of 2004. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

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

     In August 2004, the Company issued 200,000 shares of Common Stock which were not registered under the Act to an entity for $50,000. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

     In August 2004, the Company issued 200,000 shares of Common Stock which were not registered under the Act to Wayne F. Richardson for his services as a director of the Company and the Company's Chief Financial Officer. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

     In August 2004, the Company issued an aggregate of 400,000 shares of Common Stock which were not registered under the Act consisting of 200,000 shares to the former BP shareholder in exchange for 100% of the common stock of BP, and 200,000 to an individual unrelated to the Company as consideration for consulting services. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     In August 2004, the Registrant sold Notes with a principal amount of $500,000 and Warrants that, as of August 31, 2004, were convertible into 4,032,258 shares of Common Stock based upon a conversion price of $0.124, and exercisable into 500,000 shares of Common Stock at an exercise price of $0.45 per share, respectively, in a transaction that was not registered under the Act for an aggregate of $500,000. The Registrant will sell pursuant to the effectiveness of the Registration Statement additional Notes with a principal amount of $200,000 and additional Warrants that, if such sell had occurred on August 31, 2004, would have been convertible into 1,612,903 shares of Common Stock, and exercisable into 200,000 shares of Common Stock, respectively. The Company claims an exemption from registration afforded by Rule 506 of Regulation D under the Act.

     In October 2004, the Company issued an aggregate of 472,000 shares of Common Stock which were not registered under the Act consisting of 172,000 shares to an entity in consideration for consulting services, and 300,000 shares to an entity in consideration for research conducted. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

SUBSEQUENT  EVENTS

     In October 2004, the Company entered into an Agreement and Plan of Acquisition and Merger ("A&M Agreement") to acquire Abundant Nursing, Inc., a Pennsylvania corporation ("Abundant") in exchange for $150,000 paid at closing and a five-year promissory note in the principal amount of $295,000 that accrues interest at a rate of seven percent (7%) per annum. Abundant may be merged with and into the Company after the Company has fully-paid all amounts due under the M&A Agreement. Until such time as the Company pays the full consideration pursuant to the M&A Agreement, Abundant will be operated by the Company as a stand alone subsidiary. Abundant is located in Mount Joy, Pennsylvania and provides staffing in the central area of Pennsylvania and the Lancaster area.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

Shareholders of the Company have advanced the Company $57,614 on demand notes, without interest.

Related Party Transactions
--------------------------

The Company has significant related party transactions and/or relationships with the Company's President, MacDonald Tudeme. Mr. Tudeme has guaranteed the Company's bank indebtedness up to $200,000 without charging a fee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

     Exhibit No.          Description

       10.1(1)                 Securities Purchase Agreement dated
                               August 31, 2004

       10.2(1) Callable Secured Convertible Note with AJW Partners, LLC, dated August 31, 2004

       10.3(1) Callable Secured Convertible Note with AJW Offshore, Ltd., dated August 31, 2004

       10.4(1) Callable Secured Convertible Note with AJW Qualified Partners, LLC, dated August 31, 2004

       10.5(1) Callable Secured Convertible Note with New Millennium Capital Partners II, LLC, dated August 31, 2004

       10.6(1) Stock Purchase Warrant with AJW Partners, LLC, dated August 31, 2004

       10.7(1) Stock Purchase Warrant with AJW Offshore, Ltd., dated August 31, 2004

       10.8(1) Stock Purchase Warrant with AJW Qualified Partners, LLC, dated August 31, 2004

       10.9(1) Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated August 31, 2004

      10.10(1)                 Registration Rights Agreement dated
                               August 31, 2004

      10.11(1)                 Security Agreement dated August 31, 2004

      10.12(1) Intellectual Property Security Agreement dated August 31, 2004

      10.13(1)                 Engagement Letter with Wayne F. Richardson

      10.14(1)                 Guarantee and Pledge Agreement dated
                               August 31, 2004

      10.15(2)                 Agreement and Plan of Acquisition with
                               Abundant Nursing, Inc.


        31.1*                  Certificate of the Chief Executive
                               Officer pursuant Section 302 of the
                               Sarbanes-Oxley Act of 2002

        31.2*                  Certificate of the Chief Financial
                               Officer pursuant Section 302 of the
                               Sarbanes-Oxley Act of 2002

        32.1*                  Certificate of the Chief Executive
                               Officer pursuant to Section 906 of
                               the Sarbanes-Oxley Act of 2002

        32.2*                  Certificate of the Chief Financial
                               Officer pursuant to Section 906 of
                               the Sarbanes-Oxley Act of 2002

(1)  Filed as Exhibits to the SB-2 Registration Statement filed October 5, 2004.

(2)  Filed as Exhibit 2.1 to the Form 8-K filed on October 5, 2004.
 *   Filed Herein.

b)     Reports on Form 8-K

     The Company filed a report on Form 8-K on September 10, 2004, to report that on August 31, 2004, the Company entered into a securities purchase agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC to purchase callable secured convertible notes having an aggregate principal amount of $700,000, a 10% annual interest rate payable quarterly, and term of two (2) years.

     The Company filed a report on Form 8-K on October 5, 2004, to report that on October 1, 2004, the Company entered into an agreement and plan of acquisition and merger to acquire Abundant Nursing, Inc., a Pennsylvania corporation in exchange for $150,000 paid on the October 1, 2004 and a five-year promissory note in the principal amount of $295,000 that accrues interest at a rate of seven percent (7%) per annum.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MT ULTIMATE HEALTHCARE CORP.


DATED: November    22, 2004                   By: /s/ MacDonald Tudeme
                                            ------------------------
                                             MacDonald Tudeme
                                             Chief Executive Officer


DATED: November    22, 2004                   By: /s/ Wayne Richardson
                                             ------------------------
                                             Wayne Richardson
                                             Chief Financial Officer