Form 10QSB/A
period 2003-09-30
MT ULTIMATE HEALTHCARE CORP
filed 2005-01-19
CIK 1177326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB/A
                                  Amendment No. 1


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


               45 Main Street, Suite 617, Brooklyn, New York 11201
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)

          Issuer's Telephone Number, Including Area Code: (718) 943-3400

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

This amended 10-QSB is being filed to show the transaction with MT Marketing International Corp. as a reverse merger in the attached financial statements. Additionally, the following sections have been updated or amended: "Comparison of Operating Results," "Liquidity and Capital Resources," and "Subsequent Events."

Financial Statements

                                         MT ULTIMATE HEALTHCARE CORP
                                          (FORMERLY JAVAJUICE.NET)
                                               BALANCE SHEETS

                                                                           SEPTEMBER 30            DECEMBER 31
                                                                          ------------             -----------
                                                                               2003                    2002
                                                                      -----------------------  --------------------
                                                  A S S E T S
                                                 -------------
  Current Assets
----------------

      Cash                                                            $                96,101  $            32,647
      Accounts Receivable, net of allowance                                           195,001                   -
      Other Current Assets                                                              3,644                   -
                                                                      -----------------------  --------------------
        Total Current Assets                                                          294,746               32,647
                                                                      -----------------------  --------------------

      Property, plant and equipment, net of accumulated depreciation                  119,676                   -
                                                                      -----------------------  --------------------
                                                                                            -
                                                                      -----------------------  --------------------
        Total  Assets                                                 $               414,422  $            32,647
                                                                      =======================  ====================


                                             L I A B I L I T I E S
                                            -----------------------

  Current Liabilities
----------------------
      Accounts Payable and accrued liabilities                                         45,077                   -
      Short Term Debt                                                                  63,520                   -
      Current Portion Capital Lease                                                     5,318                   -
      Bank Note                                                                       122,264                   -
                                                                      -----------------------  --------------------

        Total Current Liabilities                                                     236,179                   -
                                                                      -----------------------  --------------------

  Long-Term Liabilities:
      Bank Note                                                                        72,264                   -
      Capital Leases                                                                   11,661                   -
                                                                      -----------------------  --------------------

        Total Long Term Liabilities                                                    83,925                   -
                                                                      -----------------------  --------------------
        Total Liabilities                                                             320,104                   -


                                      S T O C K H O L D E R S '    E Q U I T Y
                                      ----------------------------------------

    Common Stock *                                                                     50,000               34,000

    Additional Paid-in-Capital                                                         90,000                6,000
    Retained Earnings                                                                   2,275               (7,353)
                                                                      -----------------------  --------------------

        Total Stockholders' Equity                                                    142,275               32,647
                                                                      -----------------------  --------------------
        Total Liabilities and Stockholders' Equity                    $               462,379  $            32,647
                                                                      =======================  ====================

    *Retroactively Restated                                           $                47,957

                      See accompanying notes to Financial Statements.


                                                   MT ULTIMATE HEALTHCARE CORP
                                                     (FORMERLY JAVAJUICE.NET)
                                                     STATEMENT OF OPERATIONS


                                                     FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                              -----------------------------------------  ----------------------------------------
                                               SEPTEMBER 30, 2003   SEPTEMBER 30, 2002   SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                              --------------------  -------------------  -------------------  -------------------
REVENUES:
---------
  Revenues                                    $           310,812   $           208,410  $           833,071  $           391,979
                                              --------------------  -------------------  -------------------  -------------------
    Total Revenues                                        310,812               208,410              833,071              391,979

COST OF REVENUES:
-----------------
  Cost of Revenues                            $           236,122   $           131,216  $           585,182  $           243,696
                                              --------------------  -------------------  -------------------  -------------------

    Gross Profit                              $            74,690   $            77,194  $           247,889  $           148,283

EXPENSES:
---------
  Salaries & Wages                                         22,793                     0               32,039                    0
  Professional Fees                                        16,242                   135               32,796                  836
  Interest Expense                                          8,117                 3,305                9,409                5,820
  Operating Expenses                                       40,592                46,859              164,017               78,540
                                              --------------------  -------------------  -------------------  -------------------
    Total Expenses                                         87,744                50,164              238,261               84,360
                                              --------------------  -------------------  -------------------  -------------------
    Net income (loss) from Operations                     (13,054)               27,030                9,628               63,923

PROVISION FOR INCOME TAXES:
--------------------------

  Income Tax Benefit                                            -                     -                    -                    -

    Net Income (Loss)                         $           (13,054)  $            27,030  $             9,628  $            63,923
                                              ====================  ===================  ===================  ===================

Basic and Diluted Earnings Per Common Share   $             (0.00)  $              0.00  $              0.00  $              0.00
                                              --------------------  -------------------  -------------------  -------------------

Weighted Average number of Common Shares               44,666,660            34,000,000           37,555,560           29,333,340
   used in per share calculations             ====================  ===================  ===================  ===================

                 See accompanying notes to Financial Statements.

                                              MT ULTIMATE HEALTHCARE CORP
                                                (FORMERLY JAVAJUICE.NET)
                                                STATEMENT OF CASH FLOWS


                                                              FOR THE NINE                 FOR THE NINE
                                                              MONTHS ENDED                 MONTHS ENDED
                                                            SEPTEMBER 30, 2003           SEPTEMBER 30, 2002
                                                     ------------------------------     --------------------
Cash Flows from Operating Activities:
---------------------------------------

    Net Income (Loss)                                $                       9,628      $            63,923
    Adjustments to Reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation                                                           5,909                    5,976
      Changes in operating assets and liabilities:
      Accounts Receivable                                                  (28,993)                 (12,100)
      Other Current Assets                                                     640                        -
      Accounts Payable                                                     (27,187)                  10,745
                                                     ------------------------------     --------------------

  Net Cash Provided from Operating Activities                              (40,003)                  68,544
                                                     ------------------------------     --------------------


  Cash Flows from Investing Activities:
---------------------------------------------------

    Property, plant and equipment                                           (9,559)                 (60,610)
                                                     ------------------------------    --------------------

  Net Cash Used in Investing Activities                                     (9,559)                 (60,610)
                                                     ------------------------------     --------------------


  Cash Flows from Financing Activities:
---------------------------------------------------

    Bank Note                                                              111,589                   18,490
    Short Term Debt                                                         61,854                        -
    Capital Leases                                                         (37,213)                       -
    Sales of Common Stock                                                        -                        -
                                                     ------------------------------     --------------------

  Net Cash Provided from Financing Activities                              136,230                   18,490
                                                     ------------------------------     --------------------


  Net Increase in Cash                                                      86,668                   26,424
                                                     ------------------------------     --------------------

  Cash Balance,  Begin Period                                               32,647                    8,277
                                                     ------------------------------     --------------------

  Cash Balance,  End Period                          $                      96,101      $            34,701
                                                    ===============================     ====================


  Supplemental Disclosures:
    Cash Paid for interest                           $                           -      $                 -
                                                     ==============================     ====================
    Cash Paid for income taxes                       $                           -      $                 -
                                                     ==============================     ====================


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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2003 and December 31, 2002, and the results of their operations for the three and nine months ended September 30, 2002 and 2003, and their cash flows for the nine months ended September 30, 2002 and 2003.

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
-----------------------------------------------------

ORGANIZATION
------------

The Company was originally incorporated under the laws of the State of Nevada on September 13, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company has a total of 400,000,000 authorized shares with a par value of $.001 per share and had 50,000,000 shares issued and outstanding as of September 30, 2003. The Company filed amended Articles of Incorporation with the State of Nevada on August 15, 2003 to change the name to MT Ultimate Healthcare Corp. from Java Juice.net and to increase the authorized shares to 400,000,000 common shares. Also, the Company affected an 80 to 1 forward split of the shares in this amended filing. On September 29, 2003, the Company affected 1 for 4 reverse split. These financial statements reflect these stock splits.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

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

In March of 2002 the company completed a 504 offering whereby 700,000 shares of common stock were sold for $35,000.

On August 8, 2003 the Company acquired MT Marketing International Corp ("MT Marketing") as an operating subsidiary for 16,000,000 shares of common stock and valued the acquisition as a purchase at $100,000.

The Company affected an 80 to 1 forward split of the shares on August 15, 2003. On September 29, 2003, the Company affected a 1 for 4 reverse split. These financial statements reflect these stock splits.

NOTE 4  -  RELATED PARTIES
--------------------------

As of the date of the filing of this amended 10-QSB, the Company's Chief Executive Officer, McDonald Tudeme has guaranteed the Company's bank Indebtedness under a $150,000 loan and a $50,000 line of credit, both of which are underwritten by the United States Small Business Administration. Mr. Tudeme has also pledged 5,700,000 shares of Common Stock owned by him as collateral to guarantee the due and punctual performance and payment of the Company's obligations under the Agreement and related documents. Mr. Tudeme has made these guarantees without charging a fee.

NOTE 5  -  SUBSEQUENT EVENTS
----------------------------

There were no other material subsequent events that have occurred since the balance sheet date that warrant disclosure in these financial statements.

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


OVERVIEW

     MT Ultimate Healthcare Corp. ("MT" or alternatively, the "Company"), a Nevada corporation, was incorporated on September 13, 2000, under the name JavaJuice.net. The Company changed its name to MT Ultimate Healthcare Corp. in August 2003, as a result of a change in its business focus following a reverse merger with M.T. Marketing Int. Corp., discussed below, under the heading "Reverse Merger."

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

     The State of New York Department of Health (the "Department") approved the Company's application for licensure to operate a LHCSA. The Department was in the process of issuing the license, upon the original filing of this report, and the Company was issued a license in January 2004, effective December 9, 2003, subsequent to the filing of the Company's quarterly report for the three months ended September 30, 2003.

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

     For the three months ended September 30, 2003, compared to the three months ended September 30, 2002, the Company's revenues increased $102,402 (or 49%), from $208,410 for the three months ended September 30, 2002 to $310,812 for the three months ended September 30, 2003. This increase was the result of increased services provided to Metropolitan Hospital of the New York City Health and Hospital Corp. (the "Hospital").

     The Company's cost of revenues increased $104,906 (or 79.9%) from $131,216 for the three months ended September 30, 2002 to $236,122 for the three months ended September 30, 2003. This increase in the cost of revenues corresponds to the increased volume in services to the Hospital.

     Gross profit decreased $2,504 (or 3.2%) from $77,194 for the three months ended September 30, 2002 to $74,690 for the three months ended September 30, 2003. The decrease in gross profit was due to increases in the Company's cost of compliance as a registered healthcare provider. Gross profit as a percentage of sales ("gross profit margin") decreased for the three months ended September 30, 2003 to 24% from 37% for the three months ended September 30, 2002.

     General and administrative ("G&A") expenses increased $37,580 (or 74.9%) from $50,164 for the three months ended September 30, 2002 to $87,744 for the three months ended September 30, 2003. The general and administrative expenses consisted mainly of salaries and wages of $22,793, operating expenses of $40,592, and professional fees of $16,242. The increase in G&A was mainly attributable to increases in the amount of salaries and wages and professional fees paid by the Company.

     Interest expense increased to $8,117 for the three months ended September 30, 2003 from $3,305 for the three months ended September 30, 2002.

     The Company had a net loss of $13,054 for the three months ended September 30, 2003 as compared to net income of $27,030 for the three months ended September 30, 2002. The main reasons for the change from a net profit to a net loss was the increase in the cost of revenues and the increase in salaries and wages, and professional fee expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

     The Company had revenues of $833,071 for the nine months ended September 30, 2003, as compared to revenues of $391,979 for the nine months ended September 30, 2002, an increase of $441,092 (or 112.5%). The Company's revenues increased for the nine months ended September 30, 2003, as a result of an increase in the volume of services provided to the Hospital.

     The Company's cost of revenues increased $341,293 (or 140%), from $243,696 for the nine months ended September 30, 2002 to $585,182 for the nine months ended September 30, 2003. The Company's cost of revenues increased from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 due to the corresponding increase in the volume of services provided to the Hospital.

     Gross profit in the first nine months of 2002 was $148,283 compared to $274,889 for the first nine months of 2003. The Company's gross profit as a percentage of sales ("gross profit margin") decreased in the first nine months of 2003 to 30% from 38% in the first nine months of 2002. The Company's gross profit margin decreased from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 as a result of greater expenditures associated with the Company's hospital and homecare services, which were provided during the nine months ended September 30, 2003.

     General and administrative ("G&A") expenses were $84,360 and $238,261 in the first nine months of 2002 and 2003, respectively. G&A expenses consisted mainly of salaries and wages of $32,039, professional fees of $32,796 and operating expenses of $164,017. The increase in G&A expenses was mainly attributable to increases in operating expenses, salaries and wages and professional fees paid by the Company.

     Interest expense increased to $9,409 in the first nine months of 2003 from $5,820 in the first nine months of 2002.

     Net income decreased from $63,923 in the first nine months of 2002 to $9,628 in the first nine months of 2003. The decrease in net income is mainly attributable to increases in salaries and wages, professional fees, and operating expenses paid by the Company, as well as decreases in the Company's gross profit as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003:
----------------------

     As of September 30, 2003, the Company had cash of $96,101 and accounts receivable of $195,001. For the nine months ended September 30, 2003, the Company showed net income of $9,628. Consequently, the Company is dependent on debt financing to fund its cash requirements.

     As of September 30, 2003, the Company had total current liabilities of $236,179, which consisted mainly of accounts payable and accrued liabilities of $45,077, a bank note of $122,264, and short term debt of $63,520.

      The Company had total long term liabilities of $83,925.

      The Company had working capital of $58,567 as of September 30, 2003.

     The Company had a $200,000 Small Business Association ("SBA") line of credit, payable on demand, which bears interest at bank prime rate plus 1% on any outstanding operating indebtedness. At September 30, 2003, the approximate amount outstanding was $122,264 of current debt and $72,264 of long-term debt. The Company has a one year loan of $50,000 which bears interest at 12% per annum as well as $13,520 of revolving small business lines of credit.

     At September 30, 2003, the Company believed it needed to obtain $750,000 to $1,000,000 to sustain the operations of the Company until September 2005. As of January 1, 2005, this money has not been raised and the Company now anticipates the need for approximately $2 million of financing to support strategic acquisitions and the Company's current expansion plan for the next 18 to 24 months, which is in addition to $500,000 already raised through convertible note financing and a $200,000 commitment for the purchase of additional convertible notes, which will likely be decreased by penalties the Company will have to pay to the note holders.

At September 30, 2004:
-----------------------

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

     As of September 30, 2004, the Company did not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. The Company does expect to raise $200,000 from the sale of convertible notes, upon the effectiveness of its Form SB-2 Registration Statement. Additionally, the Company has a $150,000 SBA loan and a $50,000 line of credit which is payable on demand on January 1, 2009, and bears interest at bank prime rate plus 1% for any outstanding operating indebtedness. However, there is no assurance that additional financing will be available on favorable terms, if at all. The balance on the line of credit was $37,649 as of September 30, 2004 and the balance on the SBA loan was $134,042 as of September 30, 2004. The interest expense on the $50,000 line of credit was $931 and $2,241, respectively for the three and nine months ended September 30, 2004. The interest expense on the $150,000 loan was $1,906 and $6,276, respectively for the three and nine months ended September 30, 2004. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan and may cause the Company to curtail or scale back its current operations.

     The Company has already spent $500,000 raised from the sale of convertible notes. As of September 30, 2004, the Company had $0 in cash.

Subsequent Events

     In January 2004, the Company received a license from the State of New York, Department of Health, effective December 9, 2003, to operate as a licensed home care services agency ("LHCSA") in the five boroughs of New York City: The Bronx, Brooklyn, Manhattan, Queens and Staten Island, as well as in Nassau County. The Company also operates a 24-hour healthcare services business for senior citizens through its wholly-owned New Jersey subsidiary, B.P. Senior Care, Inc.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      As  of  the  date of filing of this amended report, the Company was not a
party to, any  legal  proceedings involving the Company.   However, the Company
has received correspondence threatening legal action regarding the use of the Company's name "MT Ultimate Healthcare Corp."

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


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit No.           Description

        2.1     Exchange Agreement     (1)

        3.1     Articles of Amendment to Articles of
                Incorporation     (2)(3)

        31.1    Certificate of the Chief Executive
                Officer pursuant Section 302 of the
                Sarbanes-Oxley Act of 2002     (4)

        31.2    Certificate of the Chief Financial Officer
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002     (4)

        32.1    Certificate of the Chief Executive
                Officer pursuant Section 302 of the
                Sarbanes-Oxley Act of 2002     (4)

        32.2    Certificate of the Chief Financial Officer
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002     (4)


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

Dated: January 19, 2005

By  /s/ MacDonald Tudeme
        ----------------------------
        MacDonald Tudeme,
        Chief Executive officer and
        Principal Financial Officer