Form 10KSB
period 2004-12-31
MT ULTIMATE HEALTHCARE CORP
filed 2005-05-19
CIK 1177326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark  One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                   For  the  fiscal  year  ended  December  31,  2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from           to
                                       -----------  -------------

                        Commission  file  number  000-49933

                          MT ULTIMATE HEALTHCARE CORP.
         ---------------------------------------------------------------
        (Exact  name  of  small  business  issuer  as  specified in its charter)

               NEVADA                                    88-0477056
  (State  or  other  jurisdiction of           (IRS Employer Identification No.)
   incorporation  or  organization)

              45 Main Street, Suite 617, Brooklyn, New York, 11201
                            -------------------------------------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended December 31, 2004 were $2,072,236.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of May 18, 2005, was approximately $481,170.

     As of May 18, 2005, the issuer had 59,732,040 shares of common stock, $.001 par value per share outstanding ("Common Stock").

                    Documents  Incorporated  by  Reference:  NONE

          Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                          MT ULTIMATE HEALTHCARE CORP.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2004
                                      INDEX

                                     Part  I

    Item  1.             Description  of  Business                             4

    Item  2.             Description  of  Property                            12

    Item  3.             Legal  Proceedings                                   13

    Item  4.             Submission  of  Matters  to  a  Vote  of
                         Security  Holders                                    13


                                     Part  II

    Item  5.             Market  for  Common  Equity  and  Related
                         Stockholder  Matters                                 13

    Item  6.             Management's  Discussion  and  Analysis  or
                         Plan  of  Operation                                  14

    Item  7.             Financial  Statements                               F-1

    Item  8.             Changes  in  and  Disagreements  with
                         Accountants  on  Accounting  and  Financial
                         Disclosure                                           28

    Item  8A.            Controls  and  Procedures                            29


                                    Part  III

    Item  9.             Directors,  Executive  Officers,  Promoters
                         and  Control  Persons;  Compliance  with
                         Section  16(a)  of  the  Exchange  Act               30

    Item  10.            Executive  Compensation                              31

    Item  11.            Security  Ownership  of  Certain  Beneficial
                         Owners and Management and Related Stockholder
                         Matters                                              32

    Item  12.            Certain  Relationships  and  Related
                         Transactions                                         33

    Item  13.            Exhibits  and  Reports  on  Form  8-K
                        (a)   Exhibits                                        34

                        (b)   Reports  on  Form  8-K                          35

    Item  14.           Principal  Accountant  Fees  and  Services            35

                                   PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

                SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MT Ultimate Healthcare Corp. ("MT Ultimate", the "Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2004.

BUSINESS  DEVELOPMENT

     MT Ultimate Healthcare Corp. (the "Company") was originally incorporated in Nevada under the name JavaJuice.net ("JavaJuice") on September 13, 2000. The Company's business plan was to engage in the operation of an Internet Cafe, in Reno, Nevada. Prior to entering into an Exchange Agreement, discussed below, and the consummation of the transactions thereunder, the Company was considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7.

     On August 8, 2003, JavaJuice, M.T. Marketing Int. Corp., a Nevada corporation ("MT"), and the former MT shareholders entered into an Exchange Agreement (the "Exchange" or "Acquisition") whereby MT became a wholly-owned subsidiary of the Company. In addition, MacDonald Tudeme, the Company's Chief Executive Officer, a director of the Company, and a former MT shareholder, entered into a stock purchase agreement with the Company's former officer and director, Laura Mazany. As a result of these transactions, control of the Company shifted to the former MT shareholders. JavaJuice was considered a "shell" at the time of the Acquisition; therefore, the transaction was treated as a reverse merger.

     MT operates a payroll nurse staffing and homecare business. As a result of a change in business focus due to the acquisition of MT, the Company changed its name to MT Ultimate Healthcare Corp. In February 2004, the Company established an infusion nursing department. The Company has a contract with various infusion companies to provide skilled nursing services, including Registered Nurses to patients in their homes. The Company currently employs two full time employees in its infusion department, an administrator and a scheduler, as well as a director of patient services who works approximately 30 hours per week. The main function of the employees in the infusion nursing department is to administer the department, making sure that the nurses visit the clients as scheduled, as well as acting as a liaison between the clients and the infusion companies with whom the Company has contracts. Additionally, the Company employs approximately 30 registered nurses who work in hospitals and nursing homes and visit clients in their homes.

     In September 2003, the Company completed an 80 to 1 forward stock split followed by a 1 to 4 reverse stock split. The stock splits are collectively referred to herein as the "Stock Splits." The effects of the Stock Splits have been retroactively reflected in this 10-KSB unless otherwise stated.

     On May 20, 2004, the Company entered into an Exchange Agreement to acquire all of the issued and outstanding common stock of B.P. Senior Care, Inc., a New Jersey corporation ("BP") from BP's sole shareholder, in exchange for 200,000 shares of the Company's Common Stock. As additional consideration, the Company agreed to pay BP's sold shareholder an aggregate of $150,000 cash, payable as follows: a) $25,000 upon closing the transaction; and b) $125,000 payable at the beginning of the month in equal monthly installments of $4,808 over a twenty-five month period beginning June 2004, and a final payment of $4,800 at the beginning of the twenty-sixth month following June 2004. BP provides 24-hour healthcare services to senior citizens in the New Jersey metropolitan area.

     Our acquisitions, including BP, have not resulted in increased profitability as expected and have in fact decreased our cash flow. As a result, the Company is currently considering unwinding the BP acquisition.

     The Company, through its wholly-owned Nevada subsidiary, MT, operates a payroll nurse staffing and homecare business. The Company provides healthcare professionals such as Certified Nursing Assistants, Nurse Technicians, Licensed Practical Nurses and Registered Nurses to hospitals, nursing homes, licensed home care services agencies ("LHCSAs"), other health-related businesses, to the homes of the elderly, sick and incapacitated. In January 2004, the Company received a license from the State of New York, Department of Health, effective December 9, 2003, to operate as a LHCSA in the five boroughs of New York City: the Bronx, Brooklyn, Manhattan, Queens and Staten Island, as well as in Nassau County, New York. As a result of a change in business focus due to the acquisition of MT, the Company changed its name to MT Ultimate Healthcare Corp. The Company also operates a 24-hour healthcare services business for senior citizens through its wholly-owned New Jersey subsidiary, B.P. Senior Care, Inc. Hereinafter, a reference to the Company includes a reference to MT and B.P. Senior Care, Inc., unless otherwise provided.

     On August 31, 2004 (the "Closing"), the Company entered into a Securities Purchase Agreement (the "Agreement") with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified"), and New Millennium Capital Partners II, LLC ("New Millennium") to purchase callable secured convertible notes having an aggregate principal amount of $700,000, a 10% annual interest rate payable quarterly, a term of two (2) years, and a conversion price, as of January 20, 2005 (the "Filing Date"), of $0.04267 per share (the "Convertible Notes" or "Notes"). Partners, Offshore, Qualified and New Millennium are collectively referred to herein as the "Selling Security Holders." The Agreement also provides for the issuance of warrants to purchase up to an aggregate of 700,000 shares of Common Stock, with an exercise price of $0.45 per share (the "Warrants"). We will not receive any proceeds from the resale of our Common Stock issuable upon conversion of the Notes or exercise of the Warrants. We will however receive proceeds from the sale of the additional $200,000 of Convertible Notes, less $25,000 which has previously been advanced to the Company in connection with the filing of its amended SB-2 registration statement and spent, and exercise of the Warrants, assuming the Company's registration statement is declared effective, of which there can be no assurance. As of the date of this filing, we have sold $500,000 of the Convertible Notes. We have agreed to sell an additional $200,000 of Convertible Notes, less $25,000 which has previously been advanced to the Company in connection with the filing of its amended SB-2 registration statement and spent, upon the effectiveness of the registration statement, of which there can be no assurance. Investors should note that the Notes are secured by substantially all of the Company's assets. The sale of the additional Convertible Notes is subject to our satisfying certain conditions described in the section entitled "RISK FACTORS".

     On October 1, 2004, the Company entered into an Agreement and Plan of Acquisition and Merger ("A&M Agreement") to acquire Abundant Nursing, Inc., a Pennsylvania corporation ("Abundant") in exchange for $150,000 paid on October 1, 2004, and a five-year promissory note in the principal amount of $295,000 that accrues interest at a rate of seven percent (7%) per annum. Abundant may be merged with and into the Company after the Company has fully-paid all amounts due under the A&M Agreement. Until such time as the Company pays the full consideration pursuant to the A&M Agreement, Abundant will be operated by the Company as a stand alone subsidiary. Abundant is located in Mount Joy, Pennsylvania, and provides staffing in the central area of Pennsylvania and the Lancaster area.

     On October 28, 2004, the Company entered into a Nurse Recruitment and Placement Services Agreement for International Nurses ("Nurse Recruitment Agreement") with Nurse Employment & Immigration, Inc. ("NEI"). Under the terms of the Nurse Recruitment Agreement, NEI will supply the Company with resumes of nurses who have passed the Commission on Graduates of Foreign Nursing Schools test ("CGFNS"), and the Company will be responsible for the immigration of the nurses, including providing all required documents, orientation and diversity programs, work permits, and payment of expense allowance. In return for NEI referring foreign nurses to the Company for immigration, the Company pays NEI a referral fee. This referral fee is paid in two different phases. Under the first phase, before the individual has arrived in the U.S., the following payments will be made to NEI: $2,000 when a nurse is selected, $2,000 when the immigration papers are filed, $1,000 before VISA stamping in the home country is completed, and $1,000 before the nurse arrives in US. Under phase two, which starts after the individual arrives in the U.S. and begins working for the Company, the fees paid to NEI are as follows: any hourly rate of up to $30.00 per hour will result in a $2 per hour fee to NEI, and any hourly rate of $30.01 and higher will result in NEI receiving fifty (50%) percent of the excess amount over $30.00, multiplied by the hours worked by the nurse. During phase two, the number of hours shall not include over-time, part-time, or weekend work.

     The initial term of the Nurse Recruitment Agreement is for one (1) year. Unless terminated by the Company or NEI earlier, after the receipt of 30 days written notice to the other party, and will renew automatically for additional one-year terms unless either Party provides the other written notice of termination at least thirty (30) days prior to the expiration date of such term. If terminated, the Company is still required to pay NEI for any successful referrals made by NEI prior to the termination, for as long as the referral nurse continues to work for the Company.

     The bulk of the Company's revenue for the first two quarters of 2004, came from the two city hospitals, Queens General and Metropolitan Hospital. However, since establishing the infusion therapy department, the Company's customer base has grown and the Company now relies less on those hospitals for revenue. Additionally, through the acquisitions of BP and Abundant the Company believes it is diversifying its operations. However, since our acquisitions of BP, has not resulted in increased profitability as expected and has in fact decreased our cash flow, we are currently considering unwinding the BP acquisition.

PRINCIPAL  PRODUCTS  AND  SERVICES

     The Company, through its wholly-owned Nevada subsidiary, MT, operates a payroll nurse staffing and homecare business. The Company provides healthcare professionals such as Certified Nursing Assistants, Nurse Technicians, Licensed Practical Nurses and Registered Nurses to hospitals, nursing homes, licensed home care services agencies ("LHCSAs"), other health-related businesses, and to the homes of the elderly, sick and incapacitated. In January 2004, the Company received a license from the State of New York, Department of Health, effective December 9, 2003, to operate as a LHCSA in the five boroughs of New York City:
The Bronx, Brooklyn, Manhattan, Queens and Staten Island, as well as in Nassau County. The Company also operates a 24-hour healthcare services business for senior citizens through its wholly-owned New Jersey subsidiary, BP, which acquisition it is considering unwinding.

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

     The Company's 24 hour healthcare services business operates 24 hours, seven days a week. The Company's 24 hour healthcare services business allows anyone who needs answers to questions or help from a nurse to receive that information at any time of night or day. The Company is then able to send a nurse who is on standby to the caller's house or facility which is in need of assistance.

     The Company takes into consideration the customer's needs and optimizes its resources to fit those needs. The Company markets its services under the names "M.T. Ultimate Healthcare Staffing and Homecare Services," "M.T. Ultimate Services," or "M.T. Ultimate."

COMPETITION  AND  COMPETITIVE  STRATEGY

     The medical staffing industry is both highly fragmented and highly competitive. There are a large number of firms engaged in the provision of medical personnel. A significant number of these companies are very small competitors operating on a localized basis. There are however, a few larger companies that operate on a national basis. The Company believes that its marketing approach, coupled with innovative methods for identifying skilled personnel offers advantages to the Company. The Company feels that one reason for this advantage is the way in which the Company relates to its staff. The Company believes that it has a personal relationship with its staff which is different from the majority of its competitors and which the immigrants on whom the Company relies can appreciate. One such advantage the Company feels it offers is that the Company has a referral system in place whereby the referring party gets a bonus for each new nurse referred to the Company. Additionally, some of the Company's management and the majority of the staff are immigrants themselves which helps build camaraderie with immigrants new to this country. The Company's staff members belong to cultural groups and organize churches which many immigrants belong to, which helps the Company gain inside information on the arrival of new immigrants.

     The Company intends to compete in the nurse staffing industry based primarily on its unique marketing approach, its willingness to provide support to its staff, superior client service, and its aggressive recruitment policy within the United States and abroad. The Company's management believes that its ability to recruit experienced nursing staff and its relationship with its staff gives the Company an advantage over its competitors which include RehabCare's StarMed Staffing Division, Medical Staffing Network, IntelliStaff, NurseFinders, White Gloves, ATC Healthcare, and Best Care.

     In addition to an internal recruitment drive in the New York metropolitan area, the Company also intends to recruit trained, experienced nurses from the Philippines, India, the West Indies, Africa and Europe. The Company, with the assistance of immigration lawyers, intends to sponsor these nurses, assist them in obtaining New York State nursing licenses, and sign them to renewable three-year employment contracts. The Company is currently working with an immigration law firm in Virginia who is assisting the Company in the preparation and filing of immigration papers for foreign nurses. The Company is sponsoring these nurses in their employment with hospitals in the U.S. The Company's partner Nurse Employment & Immigration, Inc. ("NEI") has nurses in India and operates a school where nurses are oriented and prepared to pass the National Council Licensure Examination and the Commission on Graduates of Foreign Nursing Schools test ("CGFNS") which allows them to come to the U.S. for nursing employment. The nurses are screened and processed and once they are found to be CGFNS ready, the Company applies for a work permit for the nurses which can later lead to a green card. NEI recruits nurses licensed in India through an Indian company licensed by the Indian government to recruit nurses. Currently the Company only has a working partnership with companies in India to bring nurses to the U.S., however, the Company hopes to eventually establish contacts in the Philippines, Nigeria and Ghana, of which there can be no assurances.

     We have not previously recruited any nurses from outside of the country. However, our partner NEI has placed a number of nurses in hospitals in New York, New Jersey and Pennsylvania in the past. The Company currently has two foreign nurses working for the Company in the U.S., which were recruited through NEI. Additionally, the Company has filed papers for seven registered nurses from India with the United States Citizenship and Immigration Services, which papers are currently pending.

     Some of the Company's employees are independent contractors, particularly Registered Nurses who are engaged in the Company's high tech nursing operations, because they specialize in the field of infusion therapy. Additionally, because Registered Nurses require specialized licenses, they are in high demand and often work with more than one agency. As a result of being considered an independent contractor, these individuals are required to pay their own federal, state and local taxes.

CLIENT  BASE

     The Company has a range of clients, and has expanded it client base substantially through the acquisitions of BP and Abundant. The Company is currently considering unwinding the acquisition of BP, as the acquisition of BP has not proved economical for the Company. The Company actively seeks to increase its client base and to broaden its service and product offerings.

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

EMPLOYEES

     The Company currently employs approximately seventy-five (75) people. These employees include Certified Nursing Assistants, Nurse Technicians, Licensed
Practical Nurses, and Registered Nurses. The Company employs fifteen (15) per diem employees in its infusion department, including an administrator and a scheduler, as well as a director of patient services, who works approximately 30 hours per week. The main function of the employees in the infusion nursing department is to administer the department, making sure that the nurses visit the clients as scheduled, as well as acting as a liaison between the clients and the infusion companies with whom the Company has contracts. Additionally, the Company employs approximately 30 registered nurses who work in hospitals and nursing homes and visit clients in their homes. Some of the Company's employees are independent contractors, particularly Registered Nurses who are engaged in the Company's high tech nursing operations, because they specialize in the field of infusion therapy. Additionally, because Registered Nurses require specialized licenses, they are in high demand and often work with more than one agency. As a result of being considered an independent contractor, these individuals are required to pay their own federal, state and local taxes. Most of the Company's other employees who do not work in the infusion department are paid hourly, but are not considered independent contractors.

CONVERTIBLE  NOTES  AND  WARRANTS

     To obtain funding for our ongoing operations we entered into the Agreement with Partners, Offshore, Qualified and New Millennium in August 2004, for the sale of (i) an aggregate of $700,000 Convertible Notes that, as of the date of this filing, were convertible into approximately 87,500,000 shares of Common Stock at $0.0008 per share; and (ii) Warrants to purchase 700,000 shares of Common Stock at $0.45 per share. As of the date of this filing, the Selling Security Holders have purchased, and the Company has issued, an aggregate principal amount of $500,000 of the Convertible Notes. The Company has issued Warrants to purchase 500,000 shares of Common Stock. The Company issued these securities on August 31, 2004. The Company and the Selling Security Holders have an agreement whereby upon the effectiveness of the registration statement, the Selling Security Holders have five (5) days to purchase an aggregate of $200,000 of identical Convertible Notes (subject to the Company's satisfaction of certain conditions described below), and identical Warrants to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $0.45 per share. The
Company has already been advanced and spent $25,000 of the $200,000 of additional Convertible Notes, which was advanced to the Company in connection with the filing of its amended SB-2 registration statement.

     The conversion price for the Notes is determined at the time of conversion and is calculated as the lesser of the Variable Conversion Price (as defined in the Note) or $0.90. The Variable Conversion Price is the average of the three
(3) lowest trading prices of the Company's Common Stock during the twenty (20) trading day period ending one trading day before the date that a holder of a Note sends notice of conversion to the Company. The Company may call all of the Notes for an amount in cash equal to either (i) 130% (for prepayments occurring within thirty (30) days of the Closing), (ii) 140% for prepayments occurring between thirty-one (31) and ninety (90) days of Closing, or (iii) 150% (for prepayments occurring after the ninetieth (90th) day following Closing), multiplied by the sum of the then outstanding principal and accrued and unpaid interest. The Convertible Notes have a two-year term and bear interest at a rate of 10% per annum. The holder of a Note may not convert any portion of the Note in excess of that portion of the Note upon conversion of which the sum of (i) the number of shares of Common Stock beneficially owned by the holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Notes or the unexercised or unconverted portion of any other security of the Company (including, without limitation, the Warrants) subject to a limitation on conversion or exercise analogous to the limitations described in this paragraph) and; (ii) the number of shares of Common Stock issuable upon the conversion of the portion of the Note with respect to which the determination of the limitation described in this paragraph is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.9% of the outstanding shares of Common Stock (the "4.9% Limitation"). The holder of a Warrant is subject to the 4.9% Limitation with respect to exercise of the Warrants.

     The Notes become immediately due and payable upon an event of default including, among other things, failure to pay principal and interest, failure to convert the Notes to Common Stock, failure to obtain effective of the Company's registration statement within one hundred sixty (160) days following Closing, which event of default has occurred, assignment for the benefit of the Company's or its subsidiaries' creditors, application for or consent to the appointment of a receiver for the Company or its subsidiaries, judgments against the Company in excess of $50,000, and bankruptcy, insolvency, reorganization or liquidation proceedings instituted by or against the Company or its subsidiaries. In addition, the Company would be required to pay the holders of the Notes an amount equal to the greater of 130% times the sum of the outstanding amount of the Notes plus accrued and unpaid interest on the Notes plus any additional amounts owed to the holders of the Notes (the "Default Sum") or the value of the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum determined based on the highest closing price of the Common Stock during the period beginning on the date of default and ending on the date the payment described herein. We made certain representations and warranties and agreed to certain covenants that are customary for securities purchase agreements. In the event that we breach those representations, warranties or covenants, we will be subject to liquidated damages in the amount of 3% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes for breaches by us of certain representations, warranties and certain covenant provided below. We may call the Notes at a premium upon certain. While the Company is currently in default of the Notes, the Note holders have not as of the date of this filing requested the Company pay any penalties in connection with the Notes, however the Company can give no assurances that the Note holders will not force the Company to pay penalties in the future, or that the Company will have sufficient cash on hand to pay these penalties if requested.

     Under section 1.2(b) of the Notes, the conversion price which the Selling Security Holders must pay is changed after major announcements by the Company. In the event the Company makes a public announcement that the Company intends to consolidate or merge with any other corporation (other than a merger in which the Company is the surviving or continuing corporation and its capital stock is unchanged) or sell or transfer all or substantially all of the assets of the Company or any person, group or entity (including the Company) publicly announces a tender offer to purchase 50% or more of the Company's Common Stock (or any other takeover scheme) then the conversion price of the Notes will be equal to the lower of the conversion price that would be effect on the date the announcement is made or the current conversion price at the time the Selling Security Holders wish to convert.

     The Company must satisfy certain conditions under the Agreement, before the Selling Security Holders are required to purchase the additional $200,000 of Convertible Notes and Warrants to purchase 200,000 shares of Common Stock, consisting of the following: (i) the Company's representations and warranties contained in the Agreement are true and correct in all material respects on the date when made and as of Closing; (ii) the Company shall have performed, satisfied and complied in al material respects with the covenants, agreements and conditions required by the Agreement; (iii) there is no litigation, statute, rule, regulation, executive order, decree, ruling or injunction that has been enacted, entered, promulgated or endorsed by or in any court or government authority of competent jurisdiction or any self-regulatory organization having requisite authority which prohibits the transactions contemplated by the Agreement; (iv) no event has occurred which could reasonably be expected to have a material adverse effect on the Company; (v) the shares of Common Stock issuable upon conversion of the Notes and exercise of the Warrants have been authorized for quotation on the OTCBB and trading in our Common Stock on the OTCBB has not been suspended by the SEC or the OTCBB; (vi) the Company shall provide a legal opinion to the Selling Security Holders; and (vii) the Company shall provide certain certificates of its officers to the Selling Security Holders regarding the Company's capitalization, the truth and correctness of its representations and warranties in the Agreement, the Company's Articles of Incorporation, Bylaws and Board of Directors' resolutions relating to the purchase and sale of the remaining Convertible Notes and related Warrants.

     In connection with the Agreement, MacDonald S. Tudeme, our Chief Executive Officer, pledged 5,700,000 shares of Common Stock owned by him as collateral to guarantee the due and punctual performance and payment of our obligations under the Agreement and related documents. We granted the Selling Security Holders a continuing, first priority security interest in our general assets (the "Security Agreement") and our intellectual property (the "Intellectual Property Security Agreement").

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company's executive offices are located in Brooklyn, New York. The Company placed a $11,918 security deposit for a five-year lease for approximately 4,000 square feet of office space for its executive offices. The current monthly lease commitment is $3,500 and will increase to $3,939 per month at the end of the lease on October 31, 2008.

     The Company entered into a lease for approximately 850 square feet of office space in Baldwin, New York that became effective on January 1, 2004. The current monthly lease commitment is $1,300. The lease expires in five years.

     The Company had a five-year lease for office space in the Bronx, New York that was to end in 2007. The rental rate for this space ranged from $650 to $850 per month during the term of the lease. Subsequent to the period covered by this report, the Company closed its office in the Bronx in January 2005, as it was no longer economical.

ITEM  3.  LEGAL  PROCEEDINGS

     As of the date of filing of this report, the Company was not a party to, any legal proceedings involving the Company. However, the Company has received correspondence threatening legal action regarding the use of the Company's name "MT Ultimate Healthcare Corp."

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     "Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. The Company's common stock began regular trading during the fiscal year ended December 31, 2003. The trading symbol for the common stock was "JAVA" and was changed to "MTUH" in connection with the Company's name change and an 80 to one forward stock split in September 2003. As a result of a one to 4 reverse stock split that also occurred in September 2003, the trading symbol was changed to the current symbol, "MTHC".

     The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                   Bid Prices

                    Quarter  Ended            High     Low
                    -------------            ----      ---

                   December  31,  2004       $0.30   $0.16
                   September  30,  2004      $0.90   $0.28
                   June  30,  2004           $0.60   $0.51
                   March  31,  2004          $1.05   $0.88
                   December  31,  2003       $1.05   $1.05
                   September  30,  2003      $1.50   $1.43
                   June  30,  2003           $0.02   $0.02
                   March  31,  2003          $0.01   $0.01

     There were 33 holders of record of the common stock as of May 18, 2005. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In October 2004, the Company issued an aggregate of 472,000 shares of Common Stock which were not registered under the Act consisting of 172,000 shares to an entity in consideration for consulting services, and 300,000 shares to an entity in consideration for research to be conducted. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     In December 2004, the Company issued 6,000,000 free trading shares of Common Stock to an individual pursuant to an S-8 Registration statement. The Company has issued a "stop" order in connection with these shares, and is currently in negotiations with the shareholder to cancel these shares, however they have not been cancelled or surrendered as of the date of this report.

     In January 2005, the Company issued 200,000 shares of free trading shares of Common Stock to David M. Loev, Attorney at Law ("Attorney"), the Company's corporate attorney, pursuant to the Company's S-8 Registration statement, in connection with an agreement to collateralize monies owed to Attorney previously, which shares were subsequently cancelled by Attorney in April 2005.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

OVERVIEW

     The Company is aggressively seeking to expand its operations both within New York City and the surrounding areas (e.g., New Jersey, Connecticut, and upstate New York.). The Company is also actively seeking to broaden its service and product offerings. Continuing its plan from the first and second quarter, the Company is focusing on expanding its business during this third quarter, and throughout the remainder of 2004. Management expects that much of the growth will come from acquisitions and by internal new business development. In particular, the Company plans to extend its high-tech nursing business throughout the area. The Company acquired BP and Abundant in accordance with the Company's acquisition plan. However, our acquisitions, including BP, have not resulted in increased profitability as expected and have in fact decreased our cash flow. As a result, the Company is currently considering unwinding the BP acquisition.


COMPARISON  OF  OPERATING  RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

    Revenues increased $912,999 to $2,072,236 for the year ended December 31, 2004, from $1,159,237 for the year ended December 31, 2003. The increase in revenues was due to new business development activities, notably in the "high tech" nursing practice, and the increased revenues as a result of the Company's acquisitions of BP and Abundant.

     Cost of revenues increased $628,481 to $1,521,353 for the year ended December 31, 2004, from $892,872 for the year ended December 31, 2003. The increase in cost of revenues was attributable to an increase in the number of nurses and other workers the Company employs as result of the BP and Abundant acquisitions. However, our acquisition of BP has not resulted in increased profitability as expected and has in fact decreased our cash flow. As a result, the Company is currently considering unwinding the BP acquisition.

     Gross profit increased $284,518 to $550,883 for the year ended December 31, 2004, from $266,365 for the year ended December 31, 2003. The increase in gross profit was attributable to increased revenues in connection with the Company's acquisitions of BP and Abundant as well as organic business growth during the year ended December 31, 2004.

     Gross profit as a percentage of sales ("gross profit margin") was 26.6% for the year ended December 31, 2004, as compared to 23.0% for the year ended December 31, 2003. The increase in gross profit margin was attributable to the Company focusing on profitability of its operations rather than volume and making corresponding adjustments in the allocation of resources to maximize profitability.

     The Company's total expenses increased $3,233,168 to $3,596,493 for the year ended December 31, 2004, as compared to total expenses of $363,325 for the year ended December 31, 2003. The increase in expenses for the year ended December 31, 2004 consisted of increases in salaries and wages of $345,300, to $420,429 for the year ended December 31, 2004, compared to $75,129 for the year ended December 31, 2003, increases in professional fees of $111,187, to $189,089 for the year ended December 31, 2004, compared to $77,902 for the year ended December 31, 2003, increases in depreciation of $8,227, to $32,147 for the year ended December 31, 2004, compared to $23,920 for the year ended December 31, 2003, increases in interest expense of $104,501, to $117,368 for the year ended December 31, 2004, compared to $12,867 for the year ended December 31, 2004, increases in operating expenses of $275,703, to $449,210 for the year ended December 31, 2004, compared to $173,507 for the year ended December 31, 2003. The Company's total expenses also included $1,705,304 of consulting expenses, $119,519 of bad debt expense, and $563,427 of impairment loss for the year ended December 31, 2004, which were not represented in the year ended December 31, 2003.

     For the year ended December 31, 2004, the Company had a net loss from operations of $3,045,610, as compared to a net loss from operations of $96,960 for the year ended December 31, 2003. The increase in net loss from operations was due to expenses associated with the Company's acquisitions of BP and Abundant and the costs of being a publicly traded company including legal fees and accountant fees in connection with the Company's public reporting requirements.

LIQUIDITY  AND  CAPITAL  RESOURCES

      As of December 31, 2004, total assets were $570,620, which consisted of total current assets of $455,466, consisting of $404,778 of accounts receivable, net of allowance of $125,069, and other current assets of $50,688; and non-current assets consisting of property plant and equipment, net of depreciation of $115,154.

     As of December 31, 2004, total liabilities were $1,114,981, which consisted of current liabilities of $647,450, which included $40,804 of cash overdraft, $233,372 of accounts payable and accrued expenses, $241,955 of notes payable - current portion, $123,063 of notes payable- related party, which amount includes $54,000 which is owed to the Company's Chief Executive Officer for monies loaned to the Company, and consultants, for obligations the Company could not pay when due, and $8,256 of current portion of capital lease; and long-term liabilities of $467,531, consisting of $880,193 of notes payable and $4,004 of capital leases, which was offset by $416,666 of beneficial conversion feature, in connection with the Company issuing the Notes to the Note holders who are able to convert their Notes into shares of the Company's Common Stock at conversion prices less than the market value of the Company's Common Stock.

     The Company had negative net working capital of $191,984 at December 31, 2004.

     Net  cash  used  in  operating  activities  was $726,153 for the year ended
December 31, 2004, which consisted of net loss of $3,045,610, depreciation of $32,147, stock issued for services of $1,705,305, which includes 6,000,000 shares issued to a consultant for services, and approximately 2,632,040 shares issued to consultants and employees in consideration of services rendered for the Company, impairment loss of $563,427, beneficial conversion interest of $83,333, bad debt expense of $119,519, accounts receivable of ($327,263), other current assets of ($30,516) and accounts payable of $173,506.

     Net  cash  used  in  investing activities was ($518,429) for the year ended
December  31,  2004,  and  included  property plant and equipment of ($518,429).

     Net cash provided from financing activities was $1,149,020 for the year ended December 31, 2004, and consisted of note payable of $933,451, note payable related party of $123,063, which amount is owed to the Company's Chief Executive Officer for monies loan to the Company, and consultants, for obligations the Company could not pay when due, capital leases of ($7,494) and common stock of $100,000, in connection with an entity converting $100,000 in debt into 400,000 shares of the Company's Common Stock at $0.25 per share. The Company's primary source of cash from financing activities for the year ended December 31, 2004 was $933,451 in notes payable in connection with the Notes.

     The Company requires $2 million of financing to expand its business operations through the acquisition of other enterprises and the creation or organization of offices outside of New York City such as New Jersey, Connecticut or Atlanta, in addition to its outstanding debts of approximately $1,500,000 as of December 31, 2004. This financing is in addition to $500,000 already raised and a $200,000 commitment, less $25,000 which has previously been advanced to the Company and spent in connection with the filing of its amended SB-2 registration statement. We received an aggregate of $500,000 of Convertible Note financing from four (4) unrelated parties, which we have already spent. We also received a commitment from these parties to purchase an additional $200,000 of convertible debt (subject to the Company's satisfaction of certain conditions as discussed under the heading "Risk Factors") upon the effectiveness of the Company's registration statement, of which there can be no assurance. The Company has previously been advanced $25,000 in connection with the filing of its amended SB-2 registration statement, which amount has been spent, and as a result will only receive $175,000 in connection with the sale of the additional $200,000 in Convertible Notes, which amount, if received, of which there can be no assurance, will likely be used to pay down a portion of the Company's outstanding liabilities. In connection with the Convertible Note financing, we issued Warrants to purchase 500,000 shares of our Common Stock at an exercise price of $0.45 per share. We will issue identical Warrants to purchase 200,000 shares of our Common Stock along with the commitment to purchase an additional $200,000 of convertible debt. At this time, no financing other than the $200,000 commitment has been secured or identified. Our growth and continued operations could be impaired by limitations on our access to the capital markets. Without additional financing, we can continue our operations. However, if we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to pursue our expansion strategy. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our Common Stock or equity financings which are dilutive to holders of our Common Stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

     The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. The Company does expect to raise $175,000 from the sale of Convertible Notes, upon the effectiveness of its Registration Statement, after subtracting $25,000 which has previously been advanced to the Company and spent in connection with the $200,000 of Convertible Notes. Additionally, the Company has a $150,000 SBA loan and a $50,000 line of credit which is payable on demand on January 1, 2009, and bears interest at bank prime rate plus 1% for any outstanding operating indebtedness. However, there is no assurance that additional financing will be available on favorable terms, if at all. The balance on the line of credit was $74,884, as the bank allowed the Company to borrow in excess of its $50,000 limit as of December 31, 2004 and the balance on the SBA loan was $106,488 as of December 31, 2004. The interest expense for the line of credit and loan was $47,537.41 for the year ended December 31, 2004. Additionally, the Company owed $106,488 of the $150,000 note for the purchase of BP and $286,735 of the $295,000 note for the purchase of Abundant as of December 31, 2004.

  If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan and may cause the Company to curtail or scale back its current operations.

     The Company has already spent the $525,000 raised from the Securities Purchase Agreement as a down payment on the acquisition of Abundant and the payment of outstanding debt and legal costs and interest on the money raised. At December 31, 2004, the Company had $0 in cash.

                                  RISK FACTORS
                                ----------------

    You should carefully consider the below risk factors and warnings before making an investment decision. The risks described below are not the only ones facing us. Additional risks that we do not yet know of or that we currently think are not material may also have an adverse effect on our business operations. If any of those risks or any of the risks described below actually occur, our business could be adversely affected. In that case, the price of our Common Stock could decline, and you could lose all or part of your investment.

                         RISKS  RELATING  TO  OUR  BUSINESS

WE HAVE A PRESENT NEED FOR CAPITAL IN ADDITION TO $500,000 ALREADY RAISED AND A $200,000 COMMITMENT.

     It is imperative that we raise $2 million of financing to support strategic acquisitions and the Company's current expansion plan for the next 18 to 24 months, which is in addition to $500,000 already raised and a $200,000 commitment, of which $25,000 has previously been advanced to the Company, which will likely be decreased by penalties the Company will have to pay to the Note holders. We received an aggregate of $500,000 of Convertible Note financing from four (4) unrelated parties. We also received a commitment from these parties to purchase an additional $200,000 of convertible debt. The sale of the additional Convertible Notes is subject to the satisfaction of certain conditions including the effectiveness of the Company's registration statement. In connection with the Convertible Note financing, we issued Warrants to purchase 500,000 shares of our Common Stock at an exercise price of $0.45 per share. We will issue identical Warrants to purchase 200,000 shares of our Common Stock along with the commitment to purchase an additional $200,000 of convertible debt, of which $25,000 has previously been advanced and spent, and of which the remaining $175,000 will likely be allocated to previously outstanding liabilities. At this time, no financing other than the $200,000 commitment has been secured or identified. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. In the event we do not raise additional capital, it is likely that our growth will be restricted and that we may be forced to scale back or curtail implementing our business plan.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we have yet to generate sufficient working capital to support our operations and our ability to pay outstanding employment taxes. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, you will lose your entire investment.

THE CONVERTIBLE NOTES BECAME IMMEDIATELY DUE AND PAYABLE UPON THE COMPANY'S DEFAULT, AND IF REQUIRED TO PAY THE OUTSTANDING AMOUNT OF THE NOTES BY THE NOTE HOLDERS, WE MAY BE FORCED TO SELL ALL OF OUR ASSETS.

     The Notes become immediately due and payable upon an event of default including, among other things, failure to pay principal and interest, failure to convert the Notes to Common Stock, failure to obtain effective of the Company's registration statement within one hundred sixty (160) days following Closing, assignment for the benefit of the Company's or its subsidiaries' creditors, application for or consent to the appointment of a receiver for the Company or its subsidiaries, judgments against the Company in excess of $50,000, and bankruptcy, insolvency, reorganization or liquidation proceedings instituted by or against the Company or its subsidiaries. Because the Company did not obtain effectiveness of its registration statement within one-hundred and sixty (160) days of the closing the Company is in default of the Notes and they are immediately due and payable at the request of the Note holders. Addition, because the Company is in default, at the request of the Note holders, the Company could be required to pay the holders of the Notes an amount equal to the greater of 130% times the sum of the outstanding amount of the Notes plus accrued and unpaid interest on the Notes plus additional amounts owed to the holders of the Notes under the Agreement and related documents (the "Default Sum") or the value of the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum determined based on the highest closing price of the Common Stock during the period beginning on the date of default and ending on the date of the payment described herein. If the Note holders request that the notes be paid in full immediately, or force the Company to pay the penalties associated with the Company failing to obtain effectiveness of the Company's registration statement, and we are unable to raise enough money to cover these costs, or the payment of the Notes, we may be forced to sell off parts or all of our assets, which would force us to scale back our business operations, likely leading to our securities becoming worthless.

OUR  COMMON  STOCK  MAY  BE  DE-LISTED FROM THE Over-The-Counter Bulletin Board.

     The Company's Common Stock is currently listed on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "MTHC". The Company has previously come close to being de-listed from the OTCBB for failure to file its reports with the Securities and Exchange Commission in a timely fashion. The Company can give no assurances that it will have the financial resources to pay the Company's auditor and attorney to complete the filing of its quarterly and annual reports in the future, and/or that other situations will not arise which may cause the Company to become de-listed from the OTCBB. If the Company were to be de-listed from the OTCBB for whatever reason, any investment you have in the Company may be lost.

THE COMPANY MAY FACE POTENTIAL LIABILITY IN CONNECTION WITH THE ISSUANCE OF 6,000,000 SHARES OF S-8 REGISTERED COMMON STOCK WHICH THE COMPANY ISSUED IN 2004.

     The Company issued 6,000,000 shares of its Common Stock which were registered pursuant to an S-8 registration statement, to a consultant in December 2004. The Company may have been unable to utilize a Form S-8 registration statement as it had outstanding comments with the SEC in connection with its SB-2 registration statement at the time the S-8 registration statement was filed. The Company requested that the consultant who was issued the S-8 shares return the shares to the Company for cancellation and to the best of the Company's knowledge, the consultant has not sold any of the 6,000,000 shares as of the date of this filing. If the Company's S-8 registration statement is deemed invalid, the Company could face potential liability from the SEC and/or the consultant to whom the shares were issued.

WE  HEAVILY  DEPEND  ON  MACDONALD  S.  TUDEME  AND  MARGUERITE  M.  TUDEME

     The success of the Company heavily depends upon the personal efforts and abilities of MacDonald S. Tudeme and Marguerite M. Tudeme. Mr. Tudeme serves as the Company's Chief Executive Officer and its Marketing Manager, and as a Director of the Company. The Company has not entered into an employment agreement with Mr. Tudeme. Ms. Tudeme serves as the Company's Secretary and its Operations Manager, and as a director of the Company. The Company has not entered into an employment agreement with Ms. Tudeme. Mr. Tudeme and Ms. Tudeme may voluntarily terminate their services at any time, although they currently have no plans to do so. The Company currently has no key man insurance or life insurance policies on any employees. The loss of Mr. Tudeme or Ms. Tudeme or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Tudeme or Ms. Tudeme will force us to seek a replacement who may have less experience or who may not understand our business, or we may not be able to find a suitable replacement. If this were to happen, the Company may be forced to curtail or abandon its business plan.

THERE IS A SHORTAGE OF WORKERS IN THE HEALTHCARE INDUSTRY THAT MAY IMPEDE OUR ABILITY TO ACQUIRE QUALIFIED HEALTHCARE PROFESSIONALS FOR OUR CONTINUED GROWTH.

     Presently, the healthcare industry is experiencing a growing shortage of healthcare professionals especially, Licensed Practical Nurses and Registered Nurses. We operate a payroll nurse staffing and homecare business that provides healthcare professionals such as Certified Nursing Assistants, Nurse Technicians, Licensed Practical Nurses and Registered Nurses to hospitals, nursing homes, LHCSAs, other health related businesses, and to the homes of the elderly, sick and incapacitated. During the last twelve months, our need for qualified healthcare professionals grew as we obtained a license from the State of New York to operate as a LHCSA, established a high tech infusion nursing department, acquired BP which provides 24 hour healthcare services, and Abundant, which provides staffing in the central area of Pennsylvania and the Lancaster area, however the Company is considering unwinding the BP acquisition as of the date of this report. One of our major marketing efforts is to recruit these professionals in the United States and to attract foreign professionals. There can be no assurance that we will be able to acquire qualified healthcare professionals within the United States or abroad to meet our growing needs. While we have yet to experience any difficulties in our operations due to the lack of healthcare professionals, any shortage in the number of nurses in the healthcare industry or shortage in the number of healthcare professionals in foreign countries which the Company plans to import, could impede the Company's growth rate. If we are not successful in our efforts to acquire qualified healthcare professionals, it would prevent us from continuing our current business strategy, which would have an adverse effect on the value of our Common Stock.

GROWTH WILL PLACE SIGNIFICANT STRAINS ON OUR MANAGERIAL, ADMINISTRATIVE AND OTHER RESOURCES.

     Any growth that we experience is expected to place a significant strain on our managerial and administrative resources. MacDonald S. Tudeme, Wayne F. Richardson, and Marguerite M. Tudeme were our only officers during the period of this report, and Mr. Richardson has since resigned. We have limited employees who perform management or administrative functions. Further, if our business grows, we will be required to manage multiple relationships with various clients, healthcare professionals and third parties. These requirements will be exacerbated in the event of further growth. There can be no assurance that our other resources such as our systems, procedures or controls will be adequate to support our growing operations or that we will be able to achieve the rapid execution necessary to successfully offer our services and implement our business plan. Marguerite Tudeme, our Secretary, serves as our Director of Operations. Additionally, we have two Branch Managers, one who is in charge of our operations in New Jersey and one who is in charge of our operations in Pennsylvania. Assuming that our business grows, our future success will depend on our ability to add additional management and administrative personnel to help compliment our current employees as well as other resources. If we are unable to add additional managerial and administrative resources, it will prevent us from continuing our business plan, which calls for expanding our operations, and could have an adverse effect on the value of our securities. Additionally, if we grow our operations faster then we can find additional healthcare workers to cover our commitments, our response time to calls for our 24 hour healthcare department could increase and could lead to the loss of contracts as well as a decline in our reputation, which would likely lead to decreased revenues and a decline in the value of the Company's securities.

OUR OPERATIONS AS A LHCSA ARE HEAVILY REGULATED BY THE DEPARTMENT OF HEALTH OF THE STATE OF NEW YORK.

     The Department of Health of the State of New York (the "Department") regulates our operations as a LHCSA. In January 2004, we received a license from the Department effective December 9, 2003, to operate as a LHCSA in the five boroughs of New York City and in Nassau County, New York. We were required to prepare operating manuals as part of the approval process. Home healthcare licensure requires us to make sure that our staff is appropriately qualified, trained and supervised, to allow us to provide skilled in home healthcare services. We are subject to unannounced surveys to assess our compliance with state and federal standards governing the quality and scope of the services that we provide. The only federal regulation that the Company is required to comply with as a healthcare agency is the Hospital Information Portability Act ("HIPPA"), which deals with the privacy of patients medical information. While we have not currently been subject to any investigations or violations, if we fail to comply with government regulations, we could lose our license to operate as a LHCSA, or be forced to expend additional capital to regain our LHCSA license.

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

     We have not generated any net profits since the Exchange. As of December 31, 2004, the Company had ($544,361) in total stockholders deficit. There is a risk that our infusion therapy department, our plan to utilize immigrant nurses, and our 24 hour healthcare operations will fail. If our business plan is not successful, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company.

OUR  INDUSTRY  IS  HIGHLY  FRAGMENTED  AND  COMPETITIVE.

     The medical staffing industry is both highly fragmented and highly competitive. There are a large number of firms engaged in the provision of medical personnel. A significant number of these companies are small competitors operating on a localized basis. There are however, a few larger companies that operate on a national basis. If we are unable to realize a competitive advantage, we may never generate revenues and be forced to curtail or abandon our business plan. If this were to happen, any investment in the Company's securities could become worthless.

MACDONALD  S.  TUDEME  AND  MARGUERITE  M.  TUDEME  CAN  VOTE  AN
AGGREGATE OF 59.7% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

     MacDonald S. Tudeme and Marguerite M. Tudeme ("Majority Shareholders") can vote an aggregate of 35,673,520 shares (or 59.7%) of our outstanding Common Stock. Accordingly, Mr. Tudeme and Ms. Tudeme will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares pursuant to this Registration Statement will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove the Majority Shareholders as Directors of the Company, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

A DEFAULT BY US UNDER THE CONVERTIBLE NOTES WOULD ENABLE THE HOLDERS OF THE CONVERTIBLE NOTES TO TAKE CONTROL OF SUBSTANTIALLY ALL OF OUR ASSETS.

     The Convertible Notes are secured by a Security Agreement under which we pledged substantially all of our assets, including our equipment, inventory, contract rights, receivables, general intangibles, and intellectual property. A default by us under the Convertible Notes would enable the Note holders to take control of substantially all of our assets. The holders of the Convertible Notes have no operating experience in our industry and if we were to default and the Convertible Note holders were to take over control of our Company, they could force us to substantially curtail or cease our operations. If this were to happen, any investment in our Company would become substantially devalued.

WE MAY BE SUBJECT TO LIQUIDATED DAMAGES IN THE AMOUNT OF 3% OF THE OUTSTANDING AMOUNT OF THE NOTES PER MONTH PLUS ACCRUED AND UNPAID INTEREST ON THE NOTES FOR BREACHES BY US OF OUR REPRESENTATIONS AND WARRANTIES AND CERTAIN COVENANTS UNDER THE SECURITIES PURCHASE AGREEMENT.

     We made certain representations and warranties and agreed to certain covenants that are customary for securities purchase agreements. In the event that we breach those representations, warranties or covenants, we will be subject to liquidated damages in the amount of 3% of the outstanding amount of the Notes, per month, plus accrued and unpaid interest on the Notes for such breaches (the "Damages"). As of the date of this report, the outstanding amount of the principal amount of the Notes was $500,000, which amount includes $25,000 which was advanced to the Company in connection with commitment to purchase $200,000 of additional Notes upon the effectiveness of the Company's registration statement. The interest on the Notes was prepaid at the Closing. We have not previously been required to pay any Damages, however, because we have breached the representations in the Securities Purchase Agreement and may still breach the warranties or covenants, we may be forced to pay Damages to the Note holders. If we do not have enough cash on hand to cover the amount of the Damages, we could be forced to sell part or all of our assets, which could force us to scale back our business operations, leading to a decrease in the value of our securities.

WE FACE POTENTIAL LIABILITY IN CONNECTION WITH APPROXIMATELY $135,000 IN PAYROLL TAXES WHICH WE OWE ON BEHALF OF OUR EMPLOYEES WHICH HAVE NOT BEEN PAID AS OF THE DATE OF THIS FILING.

     As of December 31, 2004, the Company failed to pay approximately $135,000 in payroll taxes on behalf of its employees. The Company faces potential litigation from the Company's employees, as well as other parties in connection with the Company's failure to pay these amounts. If the Company is unable to pay these amounts in the future, or the Company is a party to legal proceedings regarding these amounts, the Company could be forced to abandon or curtail its business plan, sell some or all of its assets, and/or face potential penalties and sanctions. If any of these things were to happen, the value of the Company's securities could become worthless.

WE ENTERED INTO AN AGREEMENT TO ACQUIRE ABUNDANT NURSING, INC. WHICH ACQUISITION IS CONTINGENT ON US SATISFYING OUR OBLIGATIONS UNDER A $295,000 PROMISSORY NOTE.

     In October 2004, we entered into an agreement to acquire Abundant Nursing, Inc. in exchange for $150,000 paid on October 1, 2004 and a $295,000 promissory note payable in five (5) years at seven percent (7%) interest per annum. Our acquisition of Abundant is contingent on our paying the $295,000 as contemplated. In addition, we pledged all of the common stock of Abundant to secure our performance under the promissory note. Until we have fully paid $295,000 due under the promissory note, we are required to keep Abundant as a separate Pennsylvania corporation, including without limitation, no merger or consolidation of Abundant with MT Ultimate Healthcare Corp., and maintain the separate assets of Abundant, as they existed on October 1, 2004. In addition, we may not issue, sell or transfer any stock of Abundant or permit or allow any liens on the assets of Abundant until we have paid the $295,000 due under the promissory note. In the event that we do not satisfy our obligations under the $295,000 promissory note and related agreements, the former shareholder of Abundant may take control over Abundant. In such event, we will not receive a credit for the $150,000 that we paid on October 1, 2004 or any reimbursement for any of the money we have previously paid toward the $295,000 note, of which we owed $286,735 as of December 31, 2004.

THE COMPANY IS ATTEMPTING TO RECRUIT NURSES FROM FOREIGN COUNTRIES TO BE EMPLOYED IN THE U.S., IF THE COMPANY IS UNSUCCESSFUL IN THOSE EFFORTS IT COULD FORCE THE COMPANY TO CURTAIL ITS BUSINESS OPERATIONS

     Part of the Company's business plan is to recruit foreign nurses from abroad, bring them to the U.S., and employ them in the Company's operations. If the Company is unable to attract a sufficient number of foreign nurses, those people who are recruited are not able to work as nurses in the Company's operations, the current time of three months to obtain foreign work visas from U.S. Citizenship and Immigration Services ("UCSIS") increases, or UCSIS puts limits on the number of healthcare workers they allow into the country under healthcare work visas, it would have a materially adverse effect on the Company's operations and possibly cause the Company to curtail or abandon its business plan.

OUR ACCOUNT PAYABLES CURRENTLY EXCEED OUR ACCOUNT RECEIVABLES, WHICH CAUSES US CASH FLOW PROBLEMS IN CONNECTION WITH OUR ONGOING LIABILITIES.

     The Company currently has a greater amount of outstanding and previously due liabilities than it has accounts receivables to pay those liabilities. As a result, the Company is experiencing significant cash flow problems, as all of the money the Company currently receives is allocated to previously outstanding liabilities. Because of this, the Company's operations and growth may be restricted and the Company may face significant interest payments on overdue liabilities until the Company can solve its cash flow problems and grow and collect its receivables to a point where they can sustain the Company's current operations, of which there can be no assurance. If the Company is unable to pay its current and outstanding liabilities it could be forced to abandon its current business plan, sell a portion or all of its assets and as a result any investment in the Company could become worthless.

                   RISKS RELATING TO THE COMPANY'S SECURITIES

BECAUSE THE COMPANY'S REGISTRATION STATEMENT WAS NOT DECLARED EFFECTIVE BEFORE FEBRUARY 7, 2005, IT MAY CAUSE US TO INCUR SUBSTANTIAL PENALTIES.

     Under our Registration Rights Agreement entered into, in connection with the Securities Purchase Agreement discussed herein, the Company is subject to a $10,000 per month penalty payable to the Note holders, if the Company's Registration Statement fails to become effective before February 7, 2005, within one hundred and sixty (160) days of the date of the Closing. The Registration Statement was not declared effective before February 7, 2005, and has not been declared effective as of the date of this filing, however, the Note holders have not forced the Company to pay any penalties in connection with the Company's registration statement becoming effective before February 7, 2005. There is no assurance that the Note holders will not require the Company to pay the previously stated penalties in the future. If this happens, we will likely be forced to pay this amount out of the proceeds from the sale of the $200,000 in additional Notes, decreasing the amount of additional financing we will raise from that sale. This will likely have a materially adverse affect on the Company's assets, and could force the Company to curtail its business plan or abandon its operations if the Company does not have enough money to pay the penalties.

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE CONVERTIBLE NOTES AND THE WARRANTS MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     As of May 18, 2005, we had 59,732,040 shares of Common Stock issued and outstanding. As of the date of this filing, the $700,000 in Notes are convertible into 87,500,000 shares of the Company's Common Stock at the conversion price of $0.008 per share, and the Warrants are convertible into 1,400,000 shares of Common Stock. As sequential conversions and sales take place, the price of our Common Stock may decline, and as a result, the holders of the Convertible Notes could be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, to the detriment of the investors in this Offering. All of the shares issuable upon conversion of the Notes and upon exercise of our Warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our Common Stock.

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE CONVERTIBLE NOTES AND THE WARRANTS REPRESENT OVERHANG.

     In addition, the Common Stock issuable upon conversion of the Convertible Notes and exercise of the Warrants may represent overhang that may also adversely affect the market price of our Common Stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only decrease the share price even more. The Convertible Notes and Warrants may be converted into Common Stock at a discount to the market price, providing holders with the ability to sell their Common Stock at or below market and still make a profit. In the event of such overhang, holders will have an incentive to sell their Common Stock as quickly as possible. If the share volume of the Company's Common Stock cannot absorb the discounted shares, the market price per share of our Common Stock will likely decrease.

THE ISSUANCE OF COMMON STOCK UNDERLYING THE CONVERTIBLE NOTES AND THE WARRANTS WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION.

     The issuance of Common Stock upon conversion of the Convertible Notes and exercise of the Warrants will result in immediate and substantial dilution to the interests of other stockholders since the Selling Security Holders may ultimately receive and sell the full amount issuable on conversion or exercise. Although the Selling Security Holders may not convert their Convertible Notes and/or exercise their Warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding Common Stock, this restriction does not prevent the Selling Security Holders from converting and/or exercising some of their holdings, selling those shares, and then converting the rest of their holdings, while still staying below the 4.9% limit. In this way, the Selling Security Holders could sell more than this limit while never actually holding more shares than this limit allows. If the Selling Security Holders choose to do this it will cause substantial dilution of common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

     Our existing stockholders will experience substantial dilution of their investment upon conversion of the Notes and exercise of the Warrants. The Notes are convertible into shares of our Common Stock at the lesser of $0.90 or 40% of the average of the three (3) lowest trading prices of our Common Stock during the twenty (20) trading day period ending one trading day before the date that a holder sends us a notice of conversion. The number of shares issuable upon conversion of the Notes could prove to be more than the number of shares we currently have outstanding and that would cause significant dilution to our existing stockholders. The Warrants are exercisable into 700,000 shares of Common Stock. All of the shares of Common Stock offered in the Company's registration statement, which has not yet been declared effective, may be sold without restriction after the effectiveness of such registration statement. The sale of these shares of Common Stock may adversely affect the market price of our Common Stock. As sequential conversions and sales take place, the price of our Common Stock may decline and if so, the holders of Convertible Notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders. Additionally, there are no provisions in the Agreement, Notes, Warrants, or any other document which restrict the Note holders ability to sell short our Common Stock, which they could do to decrease the price of our Common Stock and increase the number of shares they would receive upon conversion and thereby further dilute other stockholders.

THE  MARKET  PRICE  OF  OUR  COMMON  STOCK  HISTORICALLY  HAS  BEEN  VOLATILE.

     The market price of our Common Stock historically has fluctuated significantly based on, but not limited to, such factors as general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, our ability or inability to generate new revenues, conditions and trends in the event production industry and in the industries in which our customers are engaged.

     Our Common Stock is traded on the OTCBB under the symbol MTHC. In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our Common Stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our Common Stock.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE COMMISSION WHICH LIMITS THE TRADING MARKET IN OUR COMMON STOCK, MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK.

     Our Common Stock is considered a "penny stock" as defined in Rule 3a51-1 promulgated by Commission under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets is considered a penny stock. The Commission's Rule 15g-9 regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our Common Stock should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for our Common Stock may be adversely affected by limiting the ability of broker-dealers to sell our Common Stock and the ability of purchasers to resell our Common Stock.

ITEM  7.  FINANCIAL  STATEMENTS

The Financial Statements required by Item 310 of Regulation S-B are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors
MT Ultimate Healthcare Corp

We have audited the accompanying balance sheet of MT Ultimate Healthcare Corp("Company"), as of December 31, 2004 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the twelve month period ended December 31, 2004 and 2003 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on my audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and its cash flows for the twelve month period ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and negative working capital that raise substantial doubt about its ability to continue as a going concern. This is further explained in the notes to financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                Clyde Bailey P.C.

San  Antonio,  Texas
April  4,  2005


                                  MT ULTIMATE HEALTHCARE CORP
                                  CONSOLIDATED BALANCE SHEET
                                    As of December 31, 2004

                                         A S S E T S
                                         -----------

Current Assets

    Cash                                                            $          -
    Accounts Receivable, net of allowance of $125,069                    404,778
    Other Current Assets                                                  50,688
                                                                    ------------
      Total Current Assets                                                              455,466
                                                                                   ------------

    Property, plant and equipment, net of accumulated depreciation                      115,154
                                                                                   ------------

      Total  Assets                                                                $    570,620
                                                                                   =============

                                 L I A B I L I T I E S
                                 ---------------------

Current Liabilities
    Cash Overdraft                                                       40,804
    Accounts Payable and accrued liabilities                            233,372
    Notes Payable - Current Portion                                     241,955
    Notes Payable - Related Party                                       123,063
    Current Portion Capital Lease                                         8,256
                                                                    ------------

      Total Current Liabilities                                                         647,450
                                                                                   ------------

Long-Term Liabilitiles:
    Notes Payable                                                       880,193
    Beneficial Conversion Feature                                      (416,666)
    Capital Leases                                                        4,004
                                                                    ------------

      Total Long Term Liabilities                                                       467,531
                                                                                   ------------
      Total Liabilities                                                               1,114,981

                        S T O C K H O L D E R S ' D E F I C I T
                        ---------------------------------------

  Common Stock                                                           60,032

  Additional Paid-in-Capital                                          2,545,530
  Retained Deficit                                                   (3,149,923)
                                                                    ------------

      Total Stockholders' Deficit                                                      (544,361)
                                                                                   ------------
      Total Liabilities and Stockholders' Equity                                   $    570,620
                                                                                   =============


                   See accompanying notes to Financial Statements.


                              MT ULTIMATE HEALTHCARE CORP
                               STATEMENT OF OPERATIONS

                                          FOR THE TWELVE MONTHS ENDED
                                          ---------------------------
                                 DECEMBER 31, 2004          DECEMBER 31, 2003
                                 -----------------          -----------------
REVENUES:
---------

  Revenues                       $       2,072,236          $       1,159,237
                                 -----------------          -----------------

    Total Revenues                       2,072,236                  1,159,237

COST OF REVENUES:
-----------------
  Cost of Revenues               $       1,521,353          $         892,872
                                 -----------------          -----------------

    Gross Profit                 $         550,883          $         266,365

EXPENSES:
---------

  Salaries & Wages                         420,429                     75,129
  Professional Fees                        189,089                     77,902
  Consulting                             1,705,304                          -
  Bad Debt Expense                         119,519                          -
  Impairment Loss                          563,427                          -
  Depreciation                              32,147                     23,920
  Interest Expense                         117,368                     12,867
  Operating Expenses                       449,210                    173,507
                                 -----------------          -----------------

    Total Expenses                       3,596,493                    363,325
                                 -----------------          -----------------

    Net loss from Operations            (3,045,610)                   (96,960)

PROVISION FOR INCOME TAXES:
---------------------------

  Income Tax Benefit                             -                          -
                                 -----------------          -----------------

    Net Loss                     $      (3,045,610)          $        (96,960)
                                 =================         ==================

Basic and Diluted Loss Per
 Common Share                    $           (0.06)         $           (0.00)
                                 -----------------          -----------------

Weighted Average number of
 Common Shares                          53,153,166                 39,383,333
                                 =================         ==================
 used in per share calculations


                 See accompanying notes to Financial Statements.

                                         MT ULTIMATE HEALTHCARE CORP
                                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             FOR THE TWELVE MONTHS ENDED
                                                             ---------------------------
                                                    DECEMBER 31, 2004          DECEMBER 31, 2003
                                                    -----------------          -----------------
  Cash Flows from Operating Activities:
  -------------------------------------

    Net Income (Loss)                               $      (3,045,610)          $       (96,960)
    Adjustments to Reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation                                             32,147                     12,877
      Stock Issued for Services                             1,705,304                          -
      Impairment Loss                                         563,427                          -
      Beneficial Conversion Interest                           83,333                          -
      Bad Debt Expense                                        119,519                          -
    Changes in operating assets and liabilities:
      Accounts Receivable                                    (327,263)                   (62,472)
      Other Current Assets                                    (30,516)                   (20,702)
      Accounts Payable                                        173,506                     14,094
                                                    -----------------          -----------------

  Net Cash Provided from Operating Activities                (726,153)                  (153,163)
                                                    -----------------          -----------------

  Cash Flows from Investing Activities:
---------------------------------------

    Property, plant and equipment                            (518,429)                   (44,775)
                                                    -----------------          -----------------

  Net Cash Used in Investing Activities                      (518,429)                   (44,775)
                                                    -----------------          -----------------

  Cash Flows from Financing Activities:
---------------------------------------

    Note Payable                                              933,451                     60,484
    Note Payable - Related Party                              123,063
    Capital Leases                                             (7,494)                     8,522
    Common Stock                                              100,000                    150,000
                                                    -----------------          -----------------

  Net Cash Provided from Financing Activities               1,149,020                    219,006
                                                    -----------------          -----------------

  Net Increase in Cash                                        (95,562)                    21,068
                                                    -----------------          -----------------

  Cash Balance,  Begin Period                                  54,758                     33,690
                                                    -----------------          -----------------

  Cash Balance,  End Period                         $         (40,804)         $          54,758
                                                    ==================         =================

  Supplemental Disclosures:
    Cash Paid for interest                          $           12,532         $          10,553
                                                    ==================         =================
    Cash Paid for income taxes                      $                -         $               -
                                                    ==================         =================

  NonCash Transaction:
    Issuance of common stock for debt               $           50,000         $         150,000
                                                    ==================         =================
    Stock Issued for Services                       $        1,705,304         $               -
                                                    ==================         =================


                   See accompanying notes to Financial Statements.


                                           MT ULTIMATE HEALTHCARE CORP
                                        STATEMENT OF  STOCKHOLDERS' EQUITY

                                                     $0.001       Paid-In    Accumulated   Stockholders'
                                        Shares      Par Value      Capital     Deficit        Equity
                                     -----------   -----------   ----------  -----------   ------------
   Balance December 31, 2002          34,000,000   $    34,000   $      258  $    (7,353)  $     26,905

   Acquisition of MT Marketing        16,000,000        16,000                                   16,000

   Stock Issued for Debt                 600,000           600      149,400                     150,000

   Net Loss                                                                      (96,960)       (96,960)
                                     -----------   -----------   ----------  -----------   ------------

   Balance December 31, 2003          50,600,000   $    50,600   $  149,658  $  (104,313)  $     95,945

   Stock Issued for Debt                 200,000           200       49,800                      50,000

   Stock Issued for Acquisition          200,000           200       49,800                      50,000

   Stock Issued for Cash                 400,000           400       99,600                     100,000

   Interest Cost Associated with                                    500,000                     500,000
   Beneficial Conversion Features of
   Notes Payable

    Stock Issued for Services          8,632,040         8,632    1,696,672                   1,705,304

   Net Loss                                                                   (3,045,610)    (3,045,610)
                                     -----------   -----------   ----------  -----------   ------------
   Balance December 31, 2004          60,032,040   $    60,032   $2,545,530  $(3,149,923)  $   (544,361)
                                      ===========  ============  ==========  ===========   ============


                 See accompanying notes to Financial Statements.

                           MT Ultimate Healthcare Corp
                          Notes to Financial Statements
                                December 31, 2004

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

PRINCIPLES  OF  CONSOLIDATION
-----------------------------
The accompanying consolidated financial statements include the accounts of MT Ultimate Healthcare Corp and it's wholly owned subsidiaries MT Marketing International Inc, BP Senior Care Inc., and Abundant Nursing Inc. collectively "the Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

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

                           MT Ultimate Healthcare Corp
                          Notes to Financial Statements
                                December 31, 2004

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CON'T)
-------------------------------------------------------------------

ACCOUNTING  METHOD
------------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. A total of $32,147 and $23,920 has been recorded in the financial statements for the period ended December 31, 2004 and 2003.

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

ADVERTISING
-----------
The Company expensed Advertising and Marketing expenditures in the amount of $16,799 and $9,131 for the years ended December 31, 2004 and 2003

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

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP FAS No. 109-1"), "Application of FASB Statement No.109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of "qualified production activities income" or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Although FSP FAS No. 109-1 was effective upon issuance, we are still evaluating the impact FSP FAS No. 109-1 will have on our financial statements.

                           MT Ultimate Healthcare Corp
                          Notes to Financial Statements
                                December 31, 2004

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CON'T)
-------------------------------------------------------------------

RECENT  ACCOUNTING  PRONOUNCEMENTS  (CON'T)
-------------------------------------------

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe adoption of SFAS No. 151 will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do no have commercial substance. SFAS No. 153 is effective for the Company as of January 1, 2005. The Company will apply the requirements of SFAS No. 153 when such an exchange occurs.

NOTE  2  -  EQUIPMENT
---------------------

                                                 ACCUMULATED        NET
                                       COST      DEPRECIATION    BOOK VALUE
                                     --------    ------------    ----------
     Furniture and equipment         $114,817         $49,966       $64,851
                                     --------    ------------    ----------
     Vehicle                            9,000           3,074         5,926
     Computer equipment                29,657          12,602        17,055
     Leasehold Improvements software   38,607          11,283        27,324
                                     $192,081         $76,925    $  115,194
                                     --------    ------------    ----------

A total of $32,147 and $23,920 has been recognized as depreciation expense for the period ended December 31, 2004 and 2003.

                           MT Ultimate Healthcare Corp
                          Notes to Financial Statements
                                December 31, 2004

NOTE 3  -  COMMON STOCK
-----------------------

In February 2004, the Company issued 1,260,000 shares of its common stock to various employees for services. A total amount of $315,000 was recorded as consulting expense in the statement of operations.

In February 0f 2004, the Company issued 200,000 shares of its common stock to a company to convert $50,000 of debt to equity.

In June of 2004 a total of 400,000 shares of common stock was sold for $100,000 in cash.

In May of 2004 a total of 200,000 shares of common stock was issued pursuant to the acquisition to BP Senior Care that was recorded at $50,000.

In August of 2004, a total of 900,000 shares of common stock was issued for services and recorded at $225,000 as consulting expense in the statement of operations.

In October of 2004 a total of 472,000 shares of common stock was issued for services and recorded in the statement of operations for $118,000.

In December of 2004 a total of 6,000,000 shares of common stock was issued to an individual for services and recorded at $960,000 as consulting services in the statement of operations. Although the Company has issued a "stop" order with the transfer agent, the shares have not been surrendered as of the report date.

On August 8, 2003 the Company acquired MT Marketing International Corp ("MT Marketing") as an operating subsidiary for 16,000,000 shares of common stock and accounted for the acquisition as a reverse merger or a recapitalization. The total outstanding shares at the date of this transaction was 34,000,000, as adjusted.

The Company agreed to a 80 to 1 forward split of the shares on August 15, 2003. On September 29, 2003, the Company agreed to a 1 for 4 reverse split. These financial statements reflect these filings.

In December of 2003, the Company converted $150,000 of debt to equity by issuing 600,000 shares of common stock to the debtor.

                           MT Ultimate Healthcare Corp
                          Notes to Financial Statements
                                December 31, 2004

NOTE4-  FEDERAL  INCOME  TAX
----------------------------

The components of the provision for income tax (expense) benefits are as follows:

                               Year Ended December 31,
                               -----------------------
                              2004              2003
                            --------         ----------
     Deferred:
          Federal          $  979,245        $  32,966
          State               135,713            4,363
     Valuation Allowance   (1,114,958)         (37,329)
                            --------         ----------

Such income tax (expense) benefits are included in the accompanying consolidated financial statements as follows:

                               Year Ended December 31,
                               -----------------------
                                  2004         2003
                               ----------   ----------

     Income  from  operations  $1,114,958   $   37,329
     Non-Deductible Expenses
      and Non-Taxable Income          -0-          -0-
Valuation Allowance            (1,114,958)   ( 37,329)
                               ----------   ----------

The above provision has been calculated based on Federal and State statutory rates in the adjusted rates of 34% for Federal and 4.5% for State tax rates.

Temporary differences, which give rise to deferred tax assets and liabilities are as follows:

                               Year Ended December 31,
                               -----------------------
                                  2004         2003
                               ----------   ----------
Deferred  tax  assets:
Net  Operating  Loss           $1,152,287   $   37,329
Valuation  Allowance           (1,152,287)     (37,329)
                                            ----------

Net deferred tax assets
  (liabilities)                $      -0-   $      -0-
                               ==========   ==========

                           MT Ultimate Healthcare Corp
                          Notes to Financial Statements
                                December 31, 2004

NOTE4-  FEDERAL  INCOME  TAX  (CON'T)
-------------------------------------

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2004 and 2003 totaled $1,114,958 and $37,329, respectively. The net operating loss carry- forward begins to expire in year 2022. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

NOTE 5  -  RELATED PARTIES
--------------------------

The Company has significant related party transactions and/or relationships with the Company's President, MacDonald Tudeme. Mr. Tudeme have guaranteed the Company's bank indebtedness up to $200,000 without charging a fee.The Company entered into a flexible lease for office space in Brooklyn, New York with its majority shareholders and Directors, MacDonald Tudeme and Marguerite Tudeme, who own the leased property. The lease commitment was $550 per month and was terminated October 31, 2003

During 2004, a total of 200,000 shares of common stock was issued to its CFO, Wayne Richardson for services. A total of $50,000 has been recorded in the statement of operations.

NOTE  6  -  ACQUISITIONS

On the 1st of July 2004 the company acquired BP Senior Care with a financial arrangement whereby the seller took a demand note without interest for $150,000 and 200,000 shares of the Company's common stock plus an employment contract with the Company as operations manger for the new incorporated subsidiary BP Senior Care. Inc. The seller's starting salary was $60,000. The net assets acquired was $80,994 with the balance or $119,006 being recorded as goodwill. The operations of this acquisition are included in these financial statements subsequent to the date of acquisition.

On the 1st of October 2004 the Company acquired Abundant Nursing, Inc. a Pennsylvania corporation consisting of $150,000 in cash and entered into a five year promissory note with the seller in the principal amount of $295,000 that accrues interest at a rate of 7% per annum on the outstanding indebtedness The net assets acquired was $50,579 with the balance or $394,421 being recorded as goodwill. The operations of this acquisition are included in these financial statements subsequent to the date of acquisition.

                           MT Ultimate Healthcare Corp
                          Notes to Financial Statements
                                December 31, 2004

NOTE 7  -  NOTES PAYABLE AND CAPITAL LEASES
-------------------------------------------

On August 31st, 2004 entered into a securities purchase agreement whereby callable, secured convertible notes of $700,000 bearing interest at a rate of 10% per annum for outstanding indebtedness was sold to AJW Partners, LLC and its associates. The term of the notes are two years at a conversion price of $.124 which is and exercisable into 5,645,145 shares of common stock and warrants to purchase 700,000 shares of common stock that are exercisable at a price of $0.45 per share in a transaction that was registered under the Securities Act of 1933 (the Act) for an aggregate of $500,000 as of September 30, 2004. The conversion price is determined at the time of conversion and is calculated as the lesser of the Variable Conversion Price or $0.90. Generally, the Variable Conversion Price is the average of the Three (3) lowest trading prices of the Registrant's common stock, $.001 par value per share (the "Common Stock") during the twenty (20) trading day period ending one trading day before the date that a Buyer sends notice of conversion to the Registrant. The warrants expire in 5 years. At the initial funding a total was $50,000 was retained by the lender as advance interest. This amount is being amortized over the initial twelve months with the balance being shown as prepaid interest in the balance sheet. A beneficial conversion feature was recognized at the time of issuance in the amount of $500,000 which is being amortized over 24 months. As of December 31, 2004 a total of $500,000 had been advanced. An amount of $83,333 was recognized as interest expense for the period ended December 31, 2004 leaving the balance of $416,667.

The Company is indebted to the Community Capital Bank in Brooklyn NY for two loans underwritten by the SBA Administration. One of the loans is a line of credit granted on August 29, 2003 with a variable interest rate with the Accounts Receivable of the Company as security for the loan. As of December 31, 2004, the balance of the line of credit is $74,884 and the rate of interest is 6%. The loan matures on January 29, 2009.

The other loan has a balance outstanding as of December 31, 2004 of $130,193. The note is a line of credit note that has a variable interest rate and as of December 31, 2004 carried an interest rate of 5%. The note is secured by a floating charge over all of the assets of the Company. The note matures on January 1, 2005.

The note with the former owner of BP Senior Care was originally $150,000 with a payment of $25,000 at closing and payments of $4808 over 25 months. The balance of the note at December 31, 2004 is $106,488. The note is non interest bearing.

The note with the former owner of Abundant Nursing Inc. was originally $295,000 with payments of $5,841 over five years. The note carries an interest rate of 7% and is secured with the stock of Abundant Nursing Inc. The balance of the note as of December 31, 2004 is $286,735.

There are several leases for computers and telephone equipment that are being capitalized. The balance of the notes as of December 31, 2004 is $12,260 with various interest rates from 8% to 14% and matures in 36 to 48 months.

                           MT Ultimate Healthcare Corp
                          Notes to Financial Statements
                                December 31, 2004

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

Minimum lease payments under leases at December 31, 2004, are as follows:
                    2005                       68,126
                    2006                       70,033
                    2007                       71,073
               Future Years                    53,692

NOTE 9 - IMPAIRMENT LOSS
------------------------

Included in the statement of operations is an impairment loss of $563,427 which is the excess over identified assets or goodwill of the acquisitions completed in 2004. A review of the future net cash flow revealed that there was an impairment of these assets.

NOTE 10-GOING CONCERN
---------------------

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company's has yet to generate sufficient working capital to support its operations. There is also a serious concern about the amount of employment taxes outstanding and the Company's ability to pay these taxes. The Company's ability to continue as a going concern is dependent, among other things, on its ability to reduce certain costs, obtain new contracts and additional financing and eventually, attaining a profitable level of operations.

It is management's opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows, raising capital, and increase debt plus taking steps towards achieving profitable operations through its business plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 31, 2003, the client auditor relationship between M.T. Marketing Int. Corp. (the "MT") and Wayne Richardson, CPA ("Richardson") as the former accountant resigned, effective July 31, 2003, in connection with MT's reverse merger transaction with JavaJuice.net ("JavaJuice"). Effective August 1, 2003, MT engaged Clyde Bailey P.C. ("Bailey"), the former independent auditor of JavaJuice as its principal independent public accountant for the fiscal year ended December 31, 2003. The decision to change accountants was recommended and approved by MT's Board of Directors on July 29, 2003.

Richardson's report on the financial statements of MT for the fiscal years ended January 31, 2002 and January 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Richardson ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about MT's ability to continue as a going concern.

In connection with the audit of MT's fiscal years ended January 31, 2002 and January 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Richardson ceased, there were no disagreements between Richardson and MT on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Richardson would have caused Richardson to make reference to the subject matter of the disagreement in connection with its report on MT's financial statements.

There were no reportable events as provided in Item 304(a)(iv)(B) of Regulation S-B during MT's fiscal years ended January 31, 2002 and January 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Richardson ceased.

MT has authorized Richardson to respond fully to any inquiries of any new auditors hired by MT relating to their engagement as MT's independent accountant. MT has requested that Richardson review the disclosure and Richardson has been given an opportunity to furnish MT with a letter addressed to the Commission containing any new information, clarification of MT's expression of its views, or the respect in which it does not agree with the statements made by MT herein. Such letter is incorporated by reference in this Report on Form 10-KSB.

MT had not previously consulted with Bailey regarding either (i) the application of accounting principles to a specific completed or contemplated transaction;
(ii) the type of audit opinion that might be rendered on MT's financial statements; or (iii) a reportable event (as provided in Item 304(a)(iv)(B) of Regulation S-B) during MT's fiscal years ended January 31, 2002 and January 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Richardson ceased. Bailey has reviewed the disclosure required by Item 304 (a) before it was filed with the Commission and has been provided an opportunity to furnish MT with a letter addressed to the Commission containing any new information, clarification of MT's expression of its views, or the respects in which it does not agree with the statements made by MT in response to Item 304 (a). Bailey did not furnish a letter to the Commission.

ITEM  8A.  CONTROLS  AND  PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not adequate as we are unable to timely file our reports and we are currently in the process of seeking new accountants to assist us in establishing procedures in an effort to help us timely file in the future.

     (b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item  8B.  Other  Information.

Wayne F. Richardson served as the Company's Chief Financial Officer and as a director of the Company pursuant to an engagement letter effective October 1, 2004, during the period covered by this report. Mr. Richardson was to receive a total of $57,000 as compensation for twelve (12) months of work for the Company as Chief Financial Officer and Director.

As a result of the Company not obtaining effectiveness of its registration within one-hundred and sixty (160) days of the Closing date, February 7, 2005, the Company became in default of its Registration Rights Agreement in connection with the sale of its Convertible Notes. As a result of being in default, the Note holders can give notice that the Notes are immediately due and payable, which notice the Note holders had not given as of the filing of this report. The Company had $-0- in cash as of December 31, 2004, and if the Note holders were to ask for the full amount of the $500,000 in Notes, the Company could be forced to sell a substantial amount of its assets to pay the Note holders, which would likely make any investment in the Company worthless.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                             DIRECTORS AND OFFICERS

The  Directors  and  Officers  of  the  Company  are  as  follows:

Name                   Age      Position                       Since
----                   ---      --------                      -------
MacDonald S. Tudeme    57       Chief Executive Officer,    August 2003
                                President, Treasurer
                                and Director

Wayne F. Richardson    49       Chief Financial Officer     October 2003(1)
                                and Director

Marguerite M. Tudeme   49       Secretary and Director       August 2003

(1) Wayne F. Richardson resigned from his position as Chief Financial Officer and Director of the Company effective April 30, 2005.


     MacDonald S. Tudeme began serving as the Company's Chief Executive Officer and as a Director in connection with the Company's acquisition of MT in August 2003. Mr. Tudeme concurrently serves as the Chief Executive Officer of MT. He has held his position at MT since 1997. From August 1998 to August 2003, Mr. Tudeme was also Program Director for Heritage Health and Housing, Inc. In 1995, Mr. Tudeme received a Masters degree in Business Policy Studies from City University (Los Angeles). In 1976, Mr. Tudeme received a diploma in Industrial Administration from Aston University in Birmingham, England. In 1974, he received a Bachelors degree in Business Administration from Calgary College of Technology. Mr. Tudeme attended City College of New York where he completed specialized education as a Credentialed Alcohol and Substance Abuse Counselor. Mr. Tudeme is a member of the British Institute of Marketing. Mr. Tudeme and Marguerite Tudeme, our Secretary and a Director, are husband and wife.

     Wayne F. Richardson began serving as the Company's Chief Financial Officer in October 2003 pursuant to an engagement letter with the Company, and as a Director in December 2003. He resigned from his positions as Chief Financial Officer of the Company and as a Director effective April 30, 2005. Mr. Richardson is a sole practitioner and owner of Rauceo Tax Service, and a Consultant for J.H. Floyd Sunshine Manor, Inc. Mr. Richardson has held his position at Rauceo Tax Service since January 2003 and at J.H. Floyd Sunshine Manor, Inc. since February 1, 2004. Mr. From July 2002 to August 2003, Mr. Richardson served as an independent accountant for MT, stepping down from his position as independent auditor for MT at the time of the Exchange. From June 2002 to January 2003, Mr. Richardson served s a Consultant for Heritage Health & Housing, Inc. From September 2001 to May 2002, Mr. Richardson served as Tax Supervisor for Karkaring & Barbaro, CPAs. From September 1997 to June 2001, Mr. Richardson served as a Senior Accountant for John Trent CPAs. Mr. Richardson received a Bachelors degree in Accounting from York College, The City University of New York ("CUNY"). Mr. Richardson received a Masters degree in Taxation from Baruch College, CUNY. Mr. Richardson is a licensed CPA in the States of New York and Florida.

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

     All Directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

ENGAGEMENT  LETTER

     Wayne F. Richardson served as the Company's Chief Financial Officer and as a director of the Company pursuant to an engagement letter effective October 1, 2004, during the period covered by this report. Mr. Richardson was to receive a total of $57,000 as compensation for twelve (12) months of work for the Company as Chief Financial Officer and Director.


CHANGES  IN  OFFICERS  AND  DIRECTORS  OF  THE  COMPANY

     Wayne F. Richardson resigned as the Company's Chief Financial Officer and as a Director of the Company effective April 30, 2005. As a result of Mr. Richardson's resignation, MacDonald Tudeme, the Company's Chief Executive Officer filled the vacancy left by Mr. Richardson as the Company's Chief Financial Officer on May 1, 2005.


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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2004. Based on stockholder filings with the SEC, MacDonald Tudeme and Marguerite M. Tudeme are subject to Section 16(a) filing requirements.

ITEM  10.  EXECUTIVE  COMPENSATION

                             EXECUTIVE  COMPENSATION
                             ----------------------

                          SUMMARY  COMPENSATION  TABLE(1)
                                                 Annual  Compensation
                                                 -------------------
    Name  &  Principal                                      Other Annual
        Position           Year  Salary ($)  Bonus ($)      Compensation
-------------------------  ----  ----------  --------  ----------------------
MacDonald S. Tudeme,       2004   $66,344                   $10,800  (2)
CEO, President,            2003   $ 8,654                   $10,800  (2)
Treasurer and Director     2002   $     0                   $10,800  (2)

(1) Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(2) MacDonald S. Tudeme received a vehicle allowance of $10,800 during the fiscal year ended December 31, 2003 and $10,800 during the fiscal year ended December 31, 2002. Mr. Tudeme did not receive a vehicle allowance or any other type of compensation during the fiscal year ended December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of May 18, 2005, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:


                              Shares  of  Common  Stock  Beneficially  Owned(1)
Name  and  Address
Of  Beneficial  Owners             Number                 Percent
--------------------               ------                 -------
MacDonald S. Tudeme            35,673,520  (2)            59.7 %
45 Main Street, Suite 617
Brooklyn, New York 11201

Marguerite M. Tudeme           35,673,520  (2)            59.7 %
45 Main Street, Suite 617
Brooklyn, New York 11201

Robert Sullivan                 6,000,000  (3)            10.0 %
5012 Sea Grove Cove
San Diego, CA 92130

All officers and directors     35,673,520  (2)            59.7 %
as a group (2 people)


(1)     The  number  of  shares  of  Common Stock owned are those "beneficially owned" as determined  under  the  rules  of  the  Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and  any  shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. Shares of Common Stock subject to a
Convertible  Note  or  Warrant  currently  convertible  or exercisable, or convertible or exercisable  within  60  days  are deemed outstanding for computing the percentage of the person  holding  such  Convertible  Note  or  Warrant, but are not deemed outstanding for computing  the  percentage of any other person. As of May 18, 2005, there were 59,732,040 shares  of  Common  Stock  outstanding.

(2)     MacDonald  Tudeme  and Marguerite Tudeme are husband and wife. This amount is the sum  of  28,534,900  shares  owned  by Mr. Tudeme, 7,067,920 shares owned by Mrs. Tudeme,
35,340  shares  owned  by  their  son  Phil Tudeme, 17,680 shares owned by their daughter
Sandra  Tudeme, and 17,680 shares owned by their son Sonny Tudeme. In connection with the
Agreement, Mr. Tudeme pledged 5,700,000 shares of Common Stock owned by him as collateral to guarantee the due and punctual performance by the Company and payment of the Company's obligations  under  the  Agreement  and  related  documents.

(3)     The  Company is currently in negotiations with Mr. Sullivan to cancel his shares.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS


GUARANTEES

     The Company has significant related party transactions and/or relationships with the Company's President, MacDonald Tudeme. Mr. Tudeme has guaranteed the Company's bank indebtedness under a $150,000 loan and a $50,000 line of credit, both of which are underwritten by the United States Small Business Administration. The balance on the line of credit was $74,884 as of December 31, 2004, as the bank occasionally allows the Company to borrow in excess of the $50,000 limit, and the balance on the SBA loan was $130,193 as of December 31, 2004.

     The interest expense on the $150,000 loan and $50,000 line of credit was $40,537.41, for the year ended December 31, 2004.

     Mr. Tudeme has also pledged 5,700,000 shares of Common Stock owned by him as collateral to guarantee the due and punctual performance and payment of the Company's obligations under the Agreement and related documents. Mr. Tudeme has made these guarantees without charging a fee.

ENGAGEMENT  LETTER  AND  ISSUANCE  OF  COMMON  STOCK

     Effective October 1, 2004, the Company entered into an engagement letter with Wayne F. Richardson, as set forth in more detail under the section entitled "Directors, Executive Officers, Promoters and Control Person", above. Mr. Richardson was to receive $57,000 as compensation for his services as the Company's Chief Financial Officer and in August 2004, the Company issued 200,000 shares of Common Stock to Wayne F. Richardson for his services as a director of the Company and the Company's Chief Financial Officer. Mr. Richardson resigned from his positions as Chief Financial Officer and Director of the Company, effective April 30, 2005.

SUBSEQUENT  TO  THE  YEAR  ENDED  DECEMBER  31,  2004

     In April 2005, the Company's Chief Executive Officer, MacDonald Tudeme cancelled 300,000 of his shares for nominal consideration, however, Mr. Tudeme has not yet filed a Form 4 with the Commission in connection with this transaction.

     Wayne F. Richardson resigned as the Company's Chief Financial Officer and as a Director of the Company effective April 30, 2005. As a result of Mr. Richardson's resignation, MacDonald Tudeme, the Company's Chief Executive Officer filled the vacancy left by Mr. Richardson as the Company's Chief Financial Officer on May 1, 2005.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  EXHIBITS

Exhibit  No.     Description  of  Exhibit
----------       ----------------------
10.1(1)         Securities  Purchase  Agreement  dated  August  31,  2004
10.2(1)         Callable  Secured  Convertible  Note  with
                   AJW  Partners,  LLC,  dated  August  31,  2004
10.3(1)         Callable  Secured  Convertible  Note  with
                   AJW  Offshore,  Ltd.,  dated  August  31,  2004
10.4(1)         Callable  Secured  Convertible  Note  with
                   AJW  Qualified  Partners,  LLC,  dated  August  31,  2004
10.5(1)         Callable  Secured  Convertible  Note  with
                   New  Millennium  Capital  Partners  II,  LLC,
                   dated  August  31,  2004
10.6(1)         Stock  Purchase  Warrant  with  AJW  Partners,  LLC,
                   dated  August  31,  2004
10.7(1)         Stock  Purchase  Warrant  with
                   AJW  Offshore,  Ltd.,  dated  August  31,  2004
10.8(1)         Stock  Purchase  Warrant  with  AJW  Qualified
                   Partners,  LLC,  dated  August  31,  2004
10.9(1)         Stock  Purchase  Warrant  with  New  Millennium  Capital
                   Partners  II,  LLC,  dated  August  31,  2004
10.10(1)        Registration  Rights  Agreement  dated  August  31,  2004
10.11(1)        Security  Agreement  dated  August  31,  2004
10.12(1)        Intellectual  Property  Security  Agreement  dated
                   August  31,  2004
10.13(1)        Engagement  Letter  with  Wayne  F.  Richardson
10.14(1)        Guarantee  and  Pledge  Agreement  dated  August  31,  2004
10.15(2)        Agreement  and  Plan  of  Acquisition  with
                   Abundant  Nursing,  Inc.
10.16(3)        Modification  of  Loan  Agreement  with  SBA
10.17(3)        Amended  and  Restated  Note  with  SBA
10.18(3)        Agreement  with  BP
10.19(3)        Agreement  with  Promptcare
10.20(3)        Agreement  with  MidAtlantic
10.21(3)        Agreement  with  Cabs
10.22(3)        Agreement  with  NEI
16.1 (4)        Letter  from  Wayne  Richardson,  CPA
21.1*           Subsidiaries of the Company
31.1*           Certificate of the Chief Executive Officer and Chief Financial
                   Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*           Certificate of the Chief Executive Officer and Chief Financial
                   Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as an Exhibit to the SB-2 Registration Statement filed on October 5, 2004, and incorporated herein by reference.
(2) Filed as Exhibit 2.1 to the Form 8-K filed on October 5, 2004, and incorporated herein by reference.
(3) Filed as Exhibits to the Company's SB-2/A filed on January 21, 2005, and incorporated herein by reference.
(4) Filed as Exhibit 16.1 to the Company's Form 8-K filed on March 4, 2005, and incorporated herein by reference.
*    Filed herewith

     (b)  REPORTS  ON  FORM  8-K

o The Company filed a report on Form 8-K on September 10, 2004, to report that on August 31, 2004 the Company entered into a Securities Purchase Agreement with five entities to purchase callable secured convertible notes having an aggregate principal amount of $700,000.

o The Company filed a report on Form 8-K on October 5, 2004, to report that effective October 1, 2004, the Company entered into an Agreement and Plan of Acquisition and Merger to acquire Abundant Nursing, Inc., a Pennsylvania Corporation.

     The Company filed the following Reports on 8-K subsequent to the three months ended December 31, 2004:

o The Company filed a Report on Form 8-K/A on January 20, 2005, to provide interim financial statements and a Statement of equity for the year ended
     January 31, 2002 in accordance with Item 310(c)(3) of Regulation S-B in connection with acquisition of 100% of the issued and outstanding shares of M.T. Marketing Int. Corp.

o The Company filed a Report on Form 8-K on March 4, 2005, to report that effective July 31, 2003, the client auditor relationship between M.T.
     Marketing Int. Corp. (the "Company") and Wayne Richardson, CPA ("Richardson") as the former accountant resigned, effective July 31, 2003, in connection with the Company's reverse merger transaction with JavaJuice.net ("JavaJuice") and that effective August 1, 2003, the Company engaged Clyde Bailey P.C. ("Bailey"), the former independent auditor of JavaJuice as its principal independent public accountant for the fiscal year ended December 31, 2003. The decision to change accountants was recommended and approved by the Company's Board of Directors on July 29, 2003.


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $15,000 and $9,000, respectively. The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,700 and $2,000, respectively.

AUDIT  RELATED  FEES

None.

TAX  FEES

None.

ALL  OTHER  FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for products and services provided by the principal accountant, other than the services reported above was $0.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MT  ULTIMATE  HEALTHCARE  CORP.

DATED:  May  19,  2005              By:  /s/  MacDonald  Tudeme
                                        ------------------------
                                           MacDonald  Tudeme
                                           Chief  Executive  Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                        TITLE                          DATE

/s/  MacDonald  Tudeme      Chief  Executive  Officer,     May  19,  2005
----------------------      Chief  Financial  Officer,
MacDonald  Tudeme           and  Director