Form 10QSB
period 2005-03-31
MT ULTIMATE HEALTHCARE CORP
filed 2005-06-23
CIK 1177326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2005

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                       ACT
               For the transition period from to   N/A
                                                 ----------

                        COMMISSION FILE NUMBER 000-49915

                          MT ULTIMATE HEALTHCARE CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



            NEVADA                              88-0477056
  (State or other jurisdiction of     (IRS Employer Identification No.)
   incorporation or organization)

              45 Main Street, Suite 617, Brooklyn, New York 11201
            -------------------------------------------------------
                    (Address of principal executive offices)

                                 (718) 943-3400
                    ----------------------------------------
                         (Registrant's telephone number)

                                      N/A
                          ----------------------------
                            (Former name and address)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of March 31, 2005, the issuer had 51,760,000 shares of Common Stock outstanding.
--------------------------------------------------------------------------------

                                      INDEX


PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements


           Consolidated Condensed Balance Sheets as of March 31, 2005
               (Unaudited) and December 31, 2004 (Audited)                     1

           Consolidated Condensed Income Statements(Unaudited) for the
               Three Months Ended March 31, 2005 and 2004                      2

            Consolidated Condensed Statements of Cash Flows (Unaudited)
               for the Three Months Ended March 31, 2005 and 2004              3

            Notes to Unaudited Consolidated Condensed Financial Statements     4


Item 2.    Management's Discussion and Analysis or Plan of Operation           6


Item 3.    Controls and Procedures                                             9


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  10

Item 2.    Changes in Securities                                              10

Item 5.    Other Information                                                  11

Item 6.    Exhibits and Reports on Form 8-K                                   11

           Signatures                                                         13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MT ULTIMATE HEALTHCARE CORP.
                           Consolidated Balance Sheets

                                     ASSETS
                                                                                 March 31,         December 31,
                                                                                    2005               2004
                                                                                -----------        -----------
                                                                                (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                                                  $    21,341        $        --
     Accounts receivable, net                                                       342,614            404,778
     Other current assets                                                            50,000             50,688
                                                                                -----------        -----------

         Total Current Assets                                                       413,955            455,466
                                                                                -----------        -----------

PROPERTY AND EQUIPMENT, net                                                         105,552            115,154
                                                                                -----------        -----------

         TOTAL ASSETS                                                           $   519,507        $   570,620
                                                                                ===========        ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Bank overdraft                                                             $        --        $    40,804
     Accounts payable and accrued expenses                                          248,794            233,372
     Notes payable, current                                                         371,681            241,955
     Notes payable, related parties                                                  45,614            123,063
     Leases payable, current                                                          6,192              8,256
                                                                                -----------        -----------

         Total Current Liabilities                                                  672,281            647,450
                                                                                -----------        -----------

LONG-TERM DEBT

     Notes payable                                                                  880,193            880,193
     Beneficial conversion feature                                                 (354,166)          (416,666)
     Leases payable                                                                   4,004              4,004
                                                                                -----------        -----------

         Total Long-Term Debt                                                       530,031            467,531
                                                                                -----------        -----------

         Total Liabilities                                                        1,202,312          1,114,981
                                                                                -----------        -----------

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $0.001 per share; authorized 400,000,000
      shares; 60,032,040 shares issued and outstanding                               60,032             60,032
     Additional paid-in capital                                                   2,545,530          2,545,530
     Accumulated deficit                                                         (3,288,367)        (3,149,923)
                                                                                -----------        -----------

         Total Stockholders' Equity (Deficit)                                      (682,805)          (544,361)
                                                                                -----------        -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                                                      $   519,507        $   570,620
                                                                                ===========        ===========

                          MT ULTIMATE HEALTHCARE CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)





                                                          For the
                                                     Three Months Ended
                                                         March 31,
                                               ------------------------------
                                                    2005             2004
                                               ------------      ------------


REVENUES                                       $    589,516      $    414,356

COST OF SALES                                       329,161           339,524
                                               ------------      ------------

GROSS PROFIT (LOSS)                                 260,355            74,832
                                               ------------      ------------

OPERATING EXPENSES

     Salaries and wages                              86,783            69,735
     Stock issued for services                           --           290,000
     Professional fees                               37,271            36,097
     Consulting                                      17,857                --
     Depreciation                                     9,604             7,640
     Other general and administrative               179,188            74,429
                                               ------------      ------------

         Total Operating Expenses                   330,703           477,901
                                               ------------      ------------

NET OPERATING LOSS                                  (70,348)         (403,069)
                                               ------------      ------------

OTHER INCOME (EXPENSE)
                                               ------------      ------------

     Interest income                                    104                --
     Interest expense                               (68,200)           (3,486)
                                               ------------      ------------

         Total Other Income (Expense)               (68,096)           (3,486)
                                               ------------      ------------

NET LOSS                                       $   (138,444)     $   (406,555)
                                               ============      ============

BASIC LOSS PER COMMON SHARE                    $      (0.00)     $      (0.01)
                                               ============      ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       60,032,040        51,180,000
                                               ============      ============

                          MT ULTIMATE HEALTHCARE CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       For the Three Months Ended
                                                                                March 31,
                                                                      -----------------------------
                                                                         2005               2004
                                                                      ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                              $ (138,444)        $ (406,555)
Adjustments to reconcile net income loss to net cash
 provided by (used in) operating activities:
     Depreciation                                                          9,604              7,640
     Beneficial conversion interest                                       62,500                 --
     Common stock issued for services rendered                                --            290,000
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                           62,164            (31,430)
     (Increase) decrease in other current assets                             688               (988)
     Increase in accounts payable and accrued expenses                    80,314             30,932
                                                                      ----------         ----------

         Net Cash Provided by (Used in) Operating Activities              76,826           (110,401)
                                                                      ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                      --               (726)
                                                                      ----------         ----------

         Net Cash Used in Investing Activities                                --               (726)
                                                                      ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payments on notes payable                                           (32,617)                --
     Payments made on capital leases                                      (2,064)            (4,403)
     Proceeds received on notes payable                                   20,000             10,524
     Proceeds received on related party notes payable                         --             67,614
     Change in bank overdraft                                            (40,804)                --
                                                                      ----------         ----------

         Net Cash Provided by (Used in) Financing Activities             (55,485)            73,735
                                                                      ----------         ----------

NET INCREASE (DECREASE) IN CASH                                           21,341            (37,392)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              --             54,758
                                                                      ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   21,341         $   17,366
                                                                      ==========         ==========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                                     $    5,700         $    3,486
         Income taxes                                                 $       --         $       --

                          MT ULTIMATE HEALTHCARE CORP.
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -      LOSS PER SHARE

              Following is a reconciliation of the loss per share for the three months ended March 31, 2005 and 2004:

                                                                       For the
                                                                 Three Months Ended
                                                                      March 31,
                                                        --------------------------------------
                                                              2005                2004
                                                        ---------------     ------------------
              Net (loss) available to
              common shareholders                       $      (138,444)    $         (406,555)
                                                        ===============     ==================

              Weighted average shares                        60,032,040             51,180,000
                                                        ===============     ==================

              Basic loss per share (based
              on weighted average
              shares)                                   $         (0.00)    $            (0.01)
                                                        ===============     ==================

                          MT ULTIMATE HEALTHCARE CORP.
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


NOTE 3 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $3,288,367 at March 31, 2005, a working capital deficit of approximately $258,000, and limited internal financial resources. The Company is dependent on its ability to reduce certain costs, obtain new contracts and additional financing and eventually, attaining a profitable level of operations. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to raise additional equity capital and increase revenues and reduce costs to sustain operations.

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


OVERVIEW

     The Registrant was originally incorporated under the name JavaJuice.net ("JavaJuice") on September 13, 2000. On August 8, 2003, the Registrant acquired 100% of the outstanding shares of M.T. Marketing Int. Corp., a Nevada corporation (hereinafter "MT"), pursuant to an Exchange Agreement. As a result of the Exchange Agreement, the business of MT became the business of the Registrant, and control of the Registrant shifted to the former MT shareholders and the Registrant subsequently changed its name to MT Ultimate Healthcare Corp ("MT Ultimate").

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

     MT Ultimate currently operates a nurse and professional healthcare staffing and homecare business. In this role, the Company provides healthcare professionals such as: Certified Nursing Assistants, Nurse Technicians, Licensed Practical Nurses and Registered Nurses to clients such as hospitals, nursing homes, Licensed Home Care Services Agencies ("LHCSAs"), other health-related businesses, and directly to the homes of the elderly, sick, and incapacitated.

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

KNOWN TRENDS, EVENTS AND UNCERTAINTIES

     The Company is aggressively seeking to expand its operations both within New York City and the surrounding areas (e.g., New Jersey, Pennsylvania, Connecticut, and upstate New York). Additionally, the Company is seeking to broaden its service and product offerings, and several new possible areas are currently being assessed. Continuing its plan business strategy, the Company is focusing on expanding its business for the remainder of 2005, and is currently assessing its overall operating plan for 2005. Management expects that much of the growth will come from both acquisitions and by internal new business development. In particular, the Company plans to extend its nursing and staffing business throughout the new geographic areas.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

     Revenues for the period ended March 31, 2005 were $589,516. This is an increase of $175,160, or approximately 42.3 percent over the $414,356 in revenues realized for the same period in 2004. The increase in revenues generally is attributed to marketing initiatives and the realizing revenues from acquisitions made in 2004, notably that of Abundant Nursing.

     Cost of revenue for the period ended March 31, 2005 was $329,161, which is down $10,363 (approximately 3.1 percent) over the $339,524 in cost of revenue for the same period in 2004. This nominal amount of decrease in cost of revenue was related to certain efficiencies gained in service personnel rates. Management does expect a more proportionate change and correlation between revenues and cost of revenues in the future.

     As a result of the foregoing, the Company had a gross profit (loss) for the quarter ended March 31, 2005 of $260,355. This is an increase of $185,523 over the $74,832 gross profit (loss) for the same period in 2004. Much of this increase is related to the nominal decrease in cost of revenues for the period.

     Total Operating Expenses for the period were $330,703. This is a decrease of $147,198 or approximately 30.8 percent of the $477,901 in Total Operating Expenses realized for the quarter ended March 31, 2004. Much of this reduction in Total Operating Expenses relates to the elimination of certain one-time stock and fees relating to the Company's becoming a public firm.

     The Company had a net loss from operations of $138,444 for the three months ended March 31, 2005, of such net loss, approximately $10,000 was attributable to non-cash changes related to depreciation and approximately $62,500 was attributable to non-cash changes related to amortization of beneficial conversion features of outstanding promissory notes of the Company. This 138,444 of net loss is a reduction of $268,111 when compared to the results for the quarterly period ended March 31, 2004. Although the Company has incurred a net operating loss ("NOL"), no tax benefit is being recorded at this time because there is no assurance that the Company will recover the NOL.

LIQUITY AND CAPITAL RESOURCES

  As of March 31, 2005, total current assets were $413,955 compared to current assets of $455,466 for the same period in 2004. Total current liabilities for the period ended March 31, 2005 were $672,281 compared to current liabilities of $647,450 for the comparable period in 2004.

     Net cash provided from operations for the period ended March 31, 2005 was $76,826 compared to a loss of net cash used in operating activities of $110,401 for the same period in 2004. Net cash provided from investing activities for the quarter ended March 31, 2005 was $0 compared to a loss of net cash from investing activities for the same period in 2004 of $726.

     As a result, net cash provided from financing activities for the period ended March 31, 2005 was a loss of $55,485. Net cash provided from financing activities for the period ended March 31, 2004 was $73,735. The net cash increase for the period in 2005 was $21,341 compared with a net cash decrease of $37,392 for the period ended March 31, 2004.

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

     Our auditors at the end of 2004 expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we have yet to generate sufficient working capital to support our operations and our ability to pay outstanding employment taxes.

      The success of the Company heavily depends upon the personal efforts and abilities of MacDonald S. Tudeme and Marguerite M. Tudeme. Mr. Tudeme serves as the Company's Chief Executive Officer, Marketing Manager and as a Director of the Company. The Company has not entered into an employment agreement with Mr. Tudeme. Ms. Tudeme serves as the Company's Secretary, Operations Manager and as a Director of the Company. The Company has not entered into an employment agreement with Ms. Tudeme. Mr. Tudeme and Ms. Tudeme may voluntarily terminate their services at any time, although they currently have no plans to do so. The Company currently has no key man insurance or life insurance policies on any employees. The loss of Mr. Tudeme or Ms. Tudeme or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Tudeme or Ms. Tudeme will force us to seek a replacement who may have less experience or who may not understand our business, or we may not be able to find a suitable replacement. If this were to happen, the Company may be forced to curtail or abandon its business plan.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

         FEDERAL INCOME TAX. The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company incurred a net operating loss ("NOL") for the three months ended March 31, 2005, however, because there is no assurance of recovery of the NOL, it has been fully offset and the Company does not have a deferred tax asset with respect to any portion thereof. The valuation allowance will be evaluated at the end of each fiscal year considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

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

ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. CHANGES IN SECURITIES

     On January 15, 2004, the Company issued 100,000 shares, and on February 10, 2004, the Company issued 400,000 shares (or an aggregate of 500,000 shares) of common stock, which were not registered under the Act, to Arthur Wheeler as additional consideration for entering into a Consulting Services Agreement with the Company. The Company claims an exemption from registration afforded by
Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     On February 10, 2004, the Company issued 500,000 shares of common stock, which were not registered under the Act, to Maria Francois as additional consideration for entering into an Employment Agreement with the Company. On that same date, the Company issued 250,000 shares of common stock, which were not registered under the Act, to Robert Feldman for consulting services. Also on that same date, the Company issued 10,000 shares of common stock, which were not registered under the Act, to Edna Madu as an incentive to join the Company as its first Director of Patient Services. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     On February 24, 2004, the Company issued 200,000 shares of common stock, which were not registered under the Act, to Dutchess Corporation to convert $50,000 of indebtedness that the Company owed to Dutchess Corporation into equity. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or ommissions were paid by the Company.

     The Comcpany issued 6,000,000 shares of its Common Stock, which were registered pursuant to an S-8 registration statement, to a consultant for the Company, Mr. Robert Sullivan, in December 2004. The Company may have been unable to utilize a Form S-8 registration statement as it had outstanding comments with the SEC in connection with its SB-2 registration statement at the time the S-8 registration statement was filed. The Company requested that the consultant who was issued the S-8 shares return the shares to the Company for cancellation and to the best of the Company's knowledge, the consultant has not sold any of the 6,000,000 shares as of the date of this filing. If the Company's S-8 registration statement is deemed invalid, the Company could face potential liability from the SEC and/or the consultant to whom the shares were issued.

ITEM 5.  OTHER INFORMATION

                           RELATED PARTY TRANSACTIONS

       The Company has significant related party transactions and/or relationships with the Company's President, MacDonald Tudeme. Mr. Tudeme has guaranteed the Company's bank indebtedness up to $200,000 without charging a fee. During the three months ended March 31, 2004, the Company received advances from Mr. MacDonald Tudeme, a related party, in the form of a demand note in the amount of $54,000. Interest will accrue at the rate of 9% until the note is either converted to stock or paid in full.


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

EXHIBIT  NO.      DESCRIPTION  OF  EXHIBIT
------------      ------------------------

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

     (B)  REPORTS ON FORM 8-K

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

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  June 23, 2005

                                        MT ULTIMATE HEALTHCARE CORP.

                                            /s/ MACDONALD TUDEME
                                        ---------------------------------------
                                        By: MacDonald Tudeme
                                        Title: Chief Executive Officer

Exhibit  21.1

SUBSIDIARIES OF THE COMPANY:

(1)  M.T. Marketing Int. Corp., a Nevada corporation.

(2)  B.P. Senior Care, Inc., a New Jersey corporation.

(3)  Abundant Nursing, Inc., a Pennsylvania corporation.