Form 10QSB
period 2005-06-30
MT ULTIMATE HEALTHCARE CORP
filed 2005-08-15
CIK 1177326

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-QSB

                                (MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM TO

                          COMMISSION FILE NUMBER

                        MT Ultimate Healthcare Corp.
     (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


Nevada                                                           88-0477056
---------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

               45 Main Street, Suite 617, Brooklyn,  NY 11201
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                              (718) 943-3400
                        (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ----   ----

The registrant had 66,032,040 shares of common stock outstanding as of July 15, 2005.

Transitional Small Business Disclosure Format (check one):

Yes     No  X
   ----    ----


                       MT Ultimate Healthcare Corp.


                                   INDEX



PART I    FINANCIAL INFORMATION                                        PAGE

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets as of June 30, 2005
          (Unaudited) and December 31, 2004 (Audited)                     1

          Consolidated Condensed Statements of Operations (Unaudited)     3
          for the Three Months Ended June 30, 2005 and 2004 and the for the Six Months Ended June 30, 2005 and 2004

          Consolidated Condensed Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 2005 and 2004                 4

          Notes to Unaudited Consolidated Condensed Financial
          Statements                                                      6

Item 2.   Management's Discussion and Analysis or Plan of Operation       8

Item 3.   Controls and Procedures                                        15


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               17

          Signatures                                                     19





                                  PART I

                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MT ULTIMATE HEALTHCARE CORP.
                        Consolidated Balance Sheets

                                   ASSETS
                                  -------
                                                   June 30,    December 31,
                                                     2005          2004
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                      $       -     $       -
  Accounts receivable, net                           310,989       404,778
  Other current assets                                49,319        50,688
                                                 ------------  ------------
   Total Current Assets                              360,308       455,466
                                                 ------------  ------------
PROPERTY AND EQUIPMENT, net                          123,449       115,154
                                                 ------------  ------------
   TOTAL ASSETS                                  $   483,757   $   570,620
                                                 ============  ============
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------
CURRENT LIABILITIES
  Bank overdraft                                 $     7,049   $    40,804
  Accounts payable and accrued expenses              353,611       233,372
  Notes payable, current                             274,489       241,955
  Notes payable, related parties                     115,776       123,063
  Leases payable, current                              4,000         8,256
                                                 ------------  ------------
   Total Current Liabilities                         754,925       647,450

LONG-TERM DEBT
  Notes payable                                      882,502       880,193
  Beneficial conversion feature                     (291,666)     (416,666)
  Leases payable                                       2,474         4,004
                                                 ------------  ------------
   Total Long-Term Debt                              593,310       467,531
                                                 ------------  ------------
   Total Liabilities                               1,348,235     1,114,981
                                                 ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $0.001 per share;
   authorized 400,000,000 shares; 66,032,040
   and 60,032,040 shares issued and outstanding,
   respectively                                       66,032        60,032
  Additional paid-in capital                       2,599,530     2,545,530
  Deferred costs                                     (30,000)          -
  Accumulated deficit                             (3,500,040)   (3,149,923)
                                                 ------------  ------------
   Total Stockholders' Equity (Deficit)             (864,478)     (544,361)
                                                 ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                             $   483,757   $   570,620
                                                 ============  ============

The accompanying notes are an integral part of these financial statements.
                                     2

                        MT ULTIMATE HEALTHCARE CORP.
                   Consolidated Statements of Operations
                                (Unaudited)

                                         For the                     For the
                                   Three Months Ended           Six Months Ended
                                        June 30,                    June 30,
                                   2005          2004          2005          2004
                               ------------  ------------  ------------  ------------
SERVICE REVENUES               $   512,971   $   466,975   $ 1,102,487   $   881,331

DIRECT COSTS
 OF SERVICE REVENUES               428,783       366,390       897,944       758,761
                               ------------  ------------  ------------  ------------
GROSS PROFIT                        84,189       100,585       204,544       122,570
                               ------------  ------------  ------------  ------------
OTHER OPERATING EXPENSES
 General and administrative        159,216       174,382       349,919       599,436
                               ------------  ------------  ------------  ------------
NET OPERATING LOSS                 (75,027)      (73,797)     (145,375)     (476,866)
                               ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE)
 Loss on disposal of assets        (14,581)          -         (14,581)          -
 Interest expense                 (122,065)       (1,708)     (190,161)       (5,194)
                               ------------  ------------  ------------  ------------
   Total Other Income (Expense)   (136,646)       (1,708)     (204,742)       (5,194)
                               ------------  ------------  ------------  ------------
   NET LOSS                    $  (211,673)  $   (75,505)  $  (350,117)  $  (482,060)
                               ============  ============  ============  ============

BASIC LOSS PER COMMON SHARE    $     (0.00)  $     (0.00)  $     (0.01)  $     (0.01)
                               ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING      60,032,040    52,060,040    60,032,040    52,060,040
                               ============  ============  ============  ============


  The accompanying notes are an integral part of these financial statements.
                                       4

                        MT ULTIMATE HEALTHCARE CORP.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                  For the Six Months Ended
                                                             June 30,
                                                     2005          2004
                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         $ (350,117)   $ (482,060)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation                                       19,564        15,280
   Loss on disposal of assets                         14,581           -
   Beneficial conversion interest                    125,000           -
   Common stock issued for services rendered          30,000       290,000
                                                 ------------  ------------
 Changes in operating assets and liabilities:        181,643      (169,831)
                                                 ------------  ------------
Net Cash Provided by (Used in)
Operating Activities                                  20,671      (346,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                     -            (726)
                                                 ------------  ------------
Net Cash Used in Investing Activities                    -            (726)
                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Common stock issued for cash                            -          99,144
 Payments on notes payable                           (23,607)          -
 Payments made on capital leases                      (5,786)       (3,612)
 Proceeds received on notes payable                      -           4,433
 Proceeds received on related party notes
  payable                                              8,722       192,614
                                                 ------------  ------------
Net Cash Provided by (Used in)
Financing Activities                                 (20,671)      292,579
                                                 ------------  ------------
NET DECREASE IN CASH                                     -         (54,758)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         -          54,758
                                                 ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $       -     $       -
                                                 ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION
 CASH PAID FOR:
  Interest                                       $    65,161    $    5,194
  Income taxes                                   $       -      $      -










                        MT ULTIMATE HEALTHCARE CORP.
               Notes to the Consolidated Financial Statements
                    June 30, 2005 and December 31, 2004


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


NOTE 2 -  LOSS PER SHARE

     Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2005 and 2004:

                                                           For the
                                                     Three Months Ended
                                                          June 30,
                                                     2005          2004
                                                 ------------  ------------
 Net (loss) available to
  common shareholders                            $  (211,673)  $   (75,505)
                                                 ============  ============
 Weighted average shares                           60,032,040    52,060,040
                                                 ============  ============
 Basic loss per share (based
  on weighted average
  shares)                                        $     (0.00)  $     (0.00)
                                                 ============  ============









                                                           For the
                                                       Six Months Ended
                                                          June 30,
                                                     2005          2004
                                                 ------------  ------------
 Net (loss) available to
  common shareholders                            $  (350,117)  $  (482,060)
                                                 ============  ============
 Weighted average shares                           60,032,040    52,060,040
                                                 ============  ============
 Basic loss per share (based
  on weighted average
  shares)                                        $     (0.01)  $     (0.01)
                                                 ============  ============

NOTE 3 -  GOING CONCERN

     The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $3,500,040 at June 30, 2005, a working capital deficit of approximately $395,000, and limited internal financial resources. The Company is dependent on its ability to reduce certain costs, obtain new contracts and additional financing and eventually, attaining a profitable level of operations. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to raise additional equity capital and increase revenues and reduce costs to sustain operations.

NOTE 4 -  MATERIAL TRANSACTIONS

     During the three months ended June 30, 2005, the Company issued a total of 6,000,000 free-trading shares of its common stock, pursuant to an S-8 Registration, to a consultant for services rendered totaling
     $30,000 and services to be rendered of an additional $30,000.   The
     6,000,000 shares issued were valued at the market value of the shares on the date of issuance which was $0.01 per share. Pursuant to the terms of the agreement, $30,000 of the amount was expensed during the three months ended June 30, 2005 and the remaining $30,000 is being shown as a deferred cost in the accompanying balance sheet (as a contra equity account) at June 30, 2005 which will be amortized during the third quarter of 2005 as the remaining services are rendered.

     Also during the three months ended June 30, 2005, the Company terminated the operations of BP Senior Care, a wholly-owned subsidiary, and recorded a loss on discontinued operations of $14,581. The Company intends to unwind the acquisition of BP Senior Care during the third quarter of 2005.

TEM  2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


     The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-QSB. This report contains forward-looking statements. The term, "forward-looking statements," is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report as well as our other filings with the Securities and Exchange Commission, press releases and oral statements, words or phrases such as "believes", "anticipates", "expects", "intends", "will likely result in", "estimates", "projects" or similar expressions are intended to denote forward-looking statements. The possible results that may be suggested by forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.

     Some of the factors which might cause such differences include, without limitation, risks associated with expansion of marketing efforts; limited sales and marketing experiences; heightened competition; general economic and business conditions; our ability or inability to implement our business strategy and/or maintain our cost efficiency; dependence on proprietary technology, including, without limitation, the adequacy of trade secret protection; continued availability of key personnel; retention of key personnel and recruitment of additional qualified skilled personnel.


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

     MT Ultimate operates a medical and nurse staffing and homecare assistance business by providing healthcare professionals such as Certified Nursing Assistants, Nurse Technicians, Licensed Practical Nurses and Registered Nurses to hospitals, nursing homes, Licensed Home Care Services Agencies ("LHCSAs"), other health-related businesses, and directly to the homes of the elderly, sick, and incapacitated. There is a significant shortage of nursing and healthcare professionals available throughout the country, and the Company seeks to address this issue at a local and regional level.

     The Company currently employs approximately seventy-five (75) individuals. These include Certified Nursing Assistants, Nurse Technicians, Licensed Practical Nurses, and Registered Nurses. The Company employs approximately fifteen (15) per diem employees in its infusion division, including a senior manager/administrator, scheduler, and support staff. Most of the infusion professional staff serve as independent contractors. Infusion therapy is a specialized field that required specialized licenses. As such they often work for multiple agencies. The Company also has approximately twenty (20) Registered Nurses assigned to various hospitals and nursing homes and who attend to patients in their homes.

KNOWN TRENDS, EVENTS AND UNCERTAINTIES

     The Company is aggressively seeking to expand its operations both within New York City and the surrounding areas (e.g., New Jersey, Connecticut, and upstate New York.), and notably through our Pennsylvania office. The Company is also actively seeking to broaden its service and product offerings. Continuing its plan, the Company is focusing on expanding its business throughout 2005. Management expects that much of the growth will come from acquisitions and by internal new business development. In particular, the Company plans to extend its infusion nursing business throughout the area.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

     Service revenues for the three months ended June 30, 2005 were $512,971. This is an increase of approximately 9.8 percent over the revenues of $466,975 realized for the three month period ended June 30, 2004. This increase in service revenues is generally attributable to the inclusion of Abundant Nursing revenue which was an acquisition we made in the last half of 2004.

     Direct costs of revenues for the period ended June 30, 2005 were $428,783, which is an increase of $62,393 or approximately 17 percent over the $366,390 in direct costs of revenues for the same period in 2004. Much of this increase relates to the increase in revenues achieved and to additional direct labor and overhead costs. Management believes that the proportion of direct costs of revenues to revenues is higher than is prudent and is assessing various steps to reduce the portion of direct costs to revenues. This is a priority action over the next reporting periods.

     Based on the above, the Company realized a gross profit for the three months ended June 30, 2005 of $84,189, versus a gross profit for the same period in 2004 of $100,585.

     This reflects a decline in gross profit of approximately 16 percent. This is directly related to the proportionate increase in direct costs of revenues between the two (2) periods.

     General and Administrative (G&A) operating expenses for the period ended June 30, 2005 were $159,216. This is a decrease in G&A expenses from the same period in 2004 by $15,166 or a decrease of approximately nine (9) percent. This reduction is primarily attributable to certain reductions in G&A expenses for the period in 2005, notably relating to our acquisition of Abundant Nursing. Management believes that the proportion of G&A expenses to revenues is also higher than is optimal. As with direct costs of services, management is aggressively assessing options for reducing this ratio, which we believe is a priority item.

     As a result, the Company had a net operating loss for the three (3) months ended June 30, 2005 of $75,027. This is virtually equal to the operating loss experienced for the period ended June 30, 2004 of $73,797. Sustaining this level is generally related to the reduction in G&A expenses for the current period.

     The Company had Other Expenses of $136,646 for the current period, versus $1,708 for the period in 2004. The current expenses are primarily
interest expenses.   As a result, the net loss for the period ended June
30, 2005 was $211,673. This is significantly above the loss of $75,505 for the period ended June 30, 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

     Service revenues for the six months ended June 30, 2005 were $1,102,487. This is an increase of approximately 25 percent over the revenues of $881,331 realized for the six month period ended June 30, 2004. This increase in service revenues is also generally attributable to the inclusion of Abundant Nursing revenue which was an acquisition made in the last half of 2004 and some marketing initiatives.

     Direct costs of revenues for the six month period ended June 30, 2005 were $897,944, which is an increase of approximately 18 percent over the $758,761 in direct costs of revenues for the same period in 2004. As with the direct costs of revenues for the three month period, much of this increase relates to the increase in revenues achieved and to additional direct labor and overhead costs. Management also believes that the proportion of direct costs of revenues to revenues is higher than is prudent and is assessing various steps to reduce the portion of direct costs to revenues.

     Based on the above, the Company realized a gross profit for the six months ended June 30, 2005 of $204,544, versus a gross profit for the same period in 2004 of $122,570.


     This reflects an increase in gross profit of approximately 67 percent. This is related to a significant reduction in the proportion of direct costs of revenues to revenues for the period ended June 30, 2005.

     General and Administrative (G&A) operating expenses for the period ended June 30, 2005 were $349,919. This is a decrease in G&A expenses from the same period in 2004 by $249,517 or a decrease of approximately 42 percent. This reduction is primarily attributable to significant reductions in G&A expenses for the period in 2005, notably relating to a series of one-time expenses and due diligence relating to our acquisition of Abundant Nursing. Management believes that the proportion of G&A expenses to revenues is also higher than is optimal. As with direct costs of services, management is aggressively assessing options for reducing this ratio, which we believe is a priority item.

     As a result, the Company had a net operating loss for the six (6) months ended June 30, 2005 of $145,375. This is a significant reduction in net operating loss from the same period in 2004 of $476,866. The primary reason for this reduction is the reduction realized in G&A expenses between the periods.

     The Company had Other Expenses of $204,742 for the current six month period, versus $5,194 for the period in 2004. The current expenses are primarily interest expense of $190,161. As a result, the net loss for the period ended June 30, 2005 was $350,117. This is approximately 27 percent improvement over the loss of $482,060 for the six month period ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2005, the Company had total current assets of $360,308, most of which consists of accounts receivable. Total assets for June 30, 2005 were $483,757. As of December 31, 2004, current assets were $455,466 and total assets were $570,620. Much of the reduction in 2005 was due to a decrease in account receivable.
     Current liabilities as of June 30, 2005 were $754,925 versus $647,450 as of December 31, 2004. Total liabilities as of June 30, 2005 were $1,348,235 versus total liabilities of $1,114,981 as of December 31, 2004.

     As a result, the Company had a stockholder's deficit as of June 30, 2005 of $864,478 compared with a deficit of $544,361 as of December 31, 2004.

     Net cash provided by operations for the six months ended June 30, 2005 was $20,671, compared to net cash used in operations for the same period in 2004 of $346,611.


     Net cash used in financing activities for the six months ended June 30, 2005 was $20,671. Net cash provided by financing activities for the six months ended June 30, 2004 was $292,579. The primary reason for this change were proceeds received on notes payable in 2004.

     Company expects to seek approximately $2 million in financing to expand its business operations through the acquisition of other enterprises and the creation or organization of offices outside of New York City such as New Jersey, Connecticut or Atlanta. This would be in addition to its outstanding debts of approximately $1,500,000 as of December 31, 2004. This financing is in addition to $500,000 already raised and a $200,000 commitment, less $25,000 which has previously been advanced to the Company and spent in connection with the filing of its amended SB-2 registration statement. We received an aggregate of $500,000 of Convertible Note financing from four (4) unrelated parties, which we have already spent. We also received a commitment from these parties to purchase an additional $200,000 of convertible debt (subject to the Company's satisfaction of certain conditions as discussed under the heading "Risk Factors") upon the effectiveness of the Company's registration statement, of which there can be no assurance. The Company has previously been advanced $25,000 in connection with the filing of its amended SB-2 registration statement, which amount has been spent, and as a result will only receive $175,000 in connection with the sale of the additional $200,000 in Convertible Notes, which amount, if received, of which there can be no assurance, will likely be used to pay down a portion of the Company's outstanding liabilities. In connection with the Convertible Note financing, we issued Warrants to purchase 500,000 shares of our Common Stock at an exercise price of $0.45 per share. We will issue identical Warrants to purchase 200,000 shares of our Common Stock along with the commitment to purchase an additional $200,000 of convertible debt. At this time, no financing other than the $200,000 commitment has been secured or identified. Our growth and continued operations could be impaired by limitations on our access to the capital markets.

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

     The future success of the Company heavily depends upon the personal efforts of various staff members, including MacDonald S. Tudeme and Marguerite M. Tudeme. Mr. Tudeme serves as the Company's Chief Executive Officer and as a Director and Chairman of the Company. Ms. Tudeme serves as the Company's Secretary, Operations Manager and as a Director of the Company. The Company has not entered into an employment agreement with either Mr. or Ms. Tudeme. Mr. Tudeme and Ms. Tudeme may voluntarily terminate their services at any time, although they currently have no plans to do so.

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

     In January 2004, the Company received a license from the State of New York, Department of Health, effective December 9, 2003, to operate as a LHCSA in the five (5) boroughs of New York City and in Nassau County. The Company was required to prepare operating manuals as part of the approval process. Home healthcare licensure requires the Company to make sure that its staff is appropriately qualified, trained and supervised to provide skilled, in-home healthcare services. The Company will be subject to unannounced surveys to assess its compliance with state and federal standards governing the quality and scope of the services it provides. If the Company fails to comply with the government regulations, it could have a materially adverse effect on the Company's business and its operations including the revocation of its license as a LHCSA.

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


     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     FEDERAL INCOME TAX. The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company incurred a net operating loss ("NOL") for the three months ended June 30, 2005, however, because there is no assurance of recovery of the NOL, it has been fully offset and the Company does not have a deferred tax asset with respect to any portion thereof. The valuation allowance will be evaluated at the end of each fiscal year considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

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

DATED: August 12, 2005        MT ULTIMATE HEALTHCARE CORP.

                              /s/ MACDONALD TUDEME
                              ---------------------------------------
                              By: MacDonald Tudeme
                              Title: Chief Executive Officer




































