Form 10QSB
period 2005-09-30
MT ULTIMATE HEALTHCARE CORP
filed 2005-11-21
CIK 1177326

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ____________ TO __________

                 COMMISSION FILE NUMBER 000-49915


                  MT Ultimate Healthcare Corp.
--------------------------------------------------------------------
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           Nevada                                     88-0477056
---------------------------------        ---------------------------------
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

               18301 von Karman, Suite 250, Irvine, Ca, 92612
               ----------------------------------------------
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                              (949) 260-0150
                        --------------------------
                        (ISSUER'S TELEPHONE NUMBER)

          45 Main Street, Suite 617, Brooklyn,  NY 11201
                ----------------------------------------------
                         (FORMER ADDRESS)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes [ ]  No [X]

The registrant had 400,000,000 shares of common stock outstanding as of November 13, 2005, which number includes 330,000,000 shares which the Registrant has agreed to issue and which will be issued subsequent to November 13, 2005. Additionally, the Registrant has agreed to issue an additional 523,333,333 shares which shares will be issued, upon such time as the Registrant increases its authorized shares.

Transitional Small Business Disclosure Format (check one):

  Yes [ ]  No [X]

                  MT Ultimate Healthcare Corp.

                                   INDEX



PART I    FINANCIAL INFORMATION                                        PAGE

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets as of September 30, 2005
          (Unaudited) and December 31, 2004 (Audited)                     3

          Consolidated Condensed Statements of Operations (Unaudited)     4
          for the Three Months Ended September 30, 2005 and 2004 and the for the Nine Months Ended September 30, 2005 and 2004

          Consolidated Condensed Statements of Cash Flows (Unaudited)
          for the Nine Months Ended September 30, 2005 and 2004           5

          Notes to Unaudited Consolidated Condensed Financial
          Statements                                                      6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      10

ITEM 3.   CONTROLS AND PROCEDURES                                        22


PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                              22

ITEM 2.   CHANGES IN SECURITIES                                          22

ITEM 3.   DEFAULTS ON SENIOR SECURITIES                                  23

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS          23

ITAM 5.   OTHER INFORMATION                                              23

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               24

          SIGNATURES                                                     27



                                2









                             PART I

                      FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  MT ULTIMATE HEALTHCARE CORP.
                   Consolidated Balance Sheets

                                   ASSETS
                                  -------
                                                 September 30, December 31,
                                                     2005          2004
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                      $         -   $         -
  Accounts receivable, net                           217,953       404,778
  Other current assets                                24,958        50,688
                                                 ------------  ------------
   Total Current Assets                              242,911       455,466
                                                 ------------  ------------
PROPERTY AND EQUIPMENT, net                          114,158       115,154
                                                 ------------  ------------
   TOTAL ASSETS                                  $   357,069   $   570,620
                                                 ============  ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------
CURRENT LIABILITIES
  Bank overdraft                                 $    11,152   $    40,804
  Accounts payable and accrued expenses              473,078       233,372
  Notes payable, current                             268,334       241,955
  Notes payable, related parties                     116,335       123,063
  Leases payable, current                              4,000         8,256
                                                 ------------  ------------
   Total Current Liabilities                         872,899       647,450
                                                 ------------  ------------
LONG-TERM DEBT
  Notes payable                                      876,401       880,193
  Beneficial conversion feature                     (229,166)     (416,666)
  Leases payable                                         912         4,004
                                                 ------------  ------------
   Total Long-Term Debt                              648,147       467,531
                                                 ------------  ------------
   Total Liabilities                               1,521,046     1,114,981
                                                 ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $0.001 per share;
   authorized 400,000,000 shares; 70,000,000
   and 60,032,040 shares issued and outstanding,
   respectively                                       70,000        60,032
  Additional paid-in capital                       2,635,242     2,545,530
  Accumulated deficit                             (3,869,219)   (3,149,923)
                                                 ------------  ------------
   Total Stockholders' Equity (Deficit)           (1,163,977)     (544,361)
                                                 ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                             $   357,069   $   570,620
                                                 ============  ============


The accompanying notes are an integral part of these financial statements.


                      MT ULTIMATE HEALTHCARE CORP.
                  Consolidated Statements of Operations
                               (Unaudited)

                                         For the                     For the
                                   Three Months Ended           Nine Months Ended
                                     September 30,                 September 30,
                                   2005          2004          2005          2004
                               ------------  ------------  ------------  ------------
SERVICE REVENUES               $   293,468   $   446,452   $ 1,395,955   $ 1,327,783

DIRECT COSTS
 OF SERVICE REVENUES               210,789       351,971     1,108,733     1,016,580
                               ------------  ------------  ------------  ------------
GROSS PROFIT                        82,679        94,481       287,222       311,203
                               ------------  ------------  ------------  ------------
OTHER OPERATING EXPENSES
 General and administrative        359,662       426,136       709,581     1,119,724
                               ------------  ------------  ------------  ------------
NET OPERATING LOSS                (276,983)     (331,655)     (422,359)     (808,521)
                               ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE)
 Loss on disposal of assets              -             -       (14,581)            -
 Interest expense                  (92,195)       (7,562)     (282,356)      (12,756)
                               ------------  ------------  ------------  ------------
   Total Other Income (Expense)    (92,195)       (7,562)     (296,937)      (12,756)
                               ------------  ------------  ------------  ------------

   NET LOSS                    $  (369,178)  $  (339,217)  $  (719,296)  $  (821,277)
                               ============  ============  ============  ============

BASIC LOSS PER COMMON SHARE    $     (0.01)  $     (0.01)  $     (0.01)  $     (0.02)
                               ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING      70,000,000    53,160,040    63,376,671    52,060,040
                               ============  ============  ============  ============









The accompanying notes are an integral part of these financial statements.

                                    4



                      MT ULTIMATE HEALTHCARE CORP.
                  Consolidated Statements of Cash Flows
                               (Unaudited)

                                                       For the Nine Months Ended
                                                             September 30,
                                                            2005          2004
                                                       ------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              $   (719,296) $  (821,277)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation                                              28,855       29,765
   Loss on disposal of assets                                14,581            -
   Beneficial conversion interest                           187,500            -
   Common stock issued for services rendered                 99,680      465,000
 Changes in operating assets and liabilities:               422,609     (604,553)
                                                       ------------- ------------
Net Cash Provided by (Used in) Operating Activities          33,929     (931,065)
                                                       ------------- ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                              -      (21,684)
                                                       ------------- ------------
Net Cash Used in Investing Activities                             -      (21,684)
                                                       ------------- ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Common stock issued for cash                                     -      200,000
 Payments on notes payable                                  (37,303)     (83,904)
 Payments made on capital leases                             (7,348)      (5,521)
 Proceeds received on notes payable                               -      594,802
 Proceeds received on related party notes payable            10,722      192,614
                                                       ------------- ------------
Net Cash Provided by (Used in) Financing Activities         (33,929)     897,991
                                                       ------------- ------------
NET DECREASE IN CASH                                              -      (54,758)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  -       54,758
                                                       ------------- ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $          -  $         -
                                                       ============= ============

SUPPLEMENTAL CASH FLOW INFORMATION
 CASH PAID FOR:
  Interest                                             $     84,127  $    12,756
  Income taxes                                         $          -  $         -



The accompanying notes are an integral part of these financial statements.



                  MT ULTIMATE HEALTHCARE CORP.
         Notes to the Consolidated Financial Statements
            September 30, 2005 and December 31, 2004



NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Description of Business

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

On August 8, 2003, JavaJuice, M.T. Marketing Int. Corp., a Nevada corporation ("MT"), and the former MT shareholders entered into an Exchange Agreement (the "MT Exchange Agreement" or "MT Acquisition") whereby MT became a wholly-owned subsidiary of the Company.

The Company, through its wholly-owned Nevada subsidiary, MT, operates a payroll nurse staffing and homecare business. The Company provides healthcare professionals such as Certified Nursing Assistants, Nurse Technicians, Licensed Practical Nurses and Registered Nurses to hospitals, nursing homes, licensed home care services agencies ("LHCSA's"), other health-related businesses, to the homes of the elderly, sick and incapacitated.

In January 2004, the Company received a license from the State of New York, Department of Health, effective December 9, 2003, to operate as a LHCSA in the five boroughs of New York City: the Bronx, Brooklyn, Manhattan, Queens and Staten Island, as well as in Nassau County New York. As a result of a change in business focus due to the acquisition of MT, the Company changed its name to MT Ultimate Healthcare Corp.

On May 20, 2004, the Company entered into an Exchange Agreement to acquire all of the issued and outstanding common stock of B.P. Senior Care, Inc., a New Jersey corporation ("BP") from BP's sole shareholder, in exchange for 200,000 shares of the Company's Common Stock. As additional consideration, the Company agreed to pay BP's sold shareholder an aggregate of $150,000 cash, payable as follows: a) $25,000 upon closing the transaction; and b) $125,000 payable at the beginning of the month in equal monthly installments of $4,808 over a twenty-five month period beginning June 2004, and a final payment of $4,800 at the beginning of the twenty-sixth month following June 2004. BP provides 24-hour healthcare services to senior citizens in the New Jersey metropolitan
area.   In June, 2005 the Company terminated the operations of BP.

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

Basis of Presentation

The accompanying consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for the presentation of interim financial information. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheet, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2005 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2004.

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $3,869,219 at September 30, 2005. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months. The Company has secured additional funding as part of its change in business (described in more detail under "Subsequent Events" below).

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements include the accounts and transactions of MT Ultimate Healthcare Corp. and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the collectibility of accounts receivable, the realizability of inventories, the recoverability of long-lived assets and the fair value of marketable securities available for sale. Actual results could differ from those estimates.

Accounts Receivable

The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives for the related assets range from five to seven years.

Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the consolidated statement of operations.

Beneficial Conversion Feature

The convertible feature of the debt provides for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5 ("EITF 98-05"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."

The Company records the debt discount in proportion to principal advances and amortizes the discount to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debt. Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

Health care service revenues are recognized in the period in which fees are fixed or determinable and the related services are provided to the subscriber.

Concentrations of Credit Risk

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123R, "Share-Based Payment." The new rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement precludes the recognition of compensation expense under APB Opinion No. 25's intrinsic value method. Small business issuers will be required to apply Statement 123R in the first annual reporting period that begins after December 15, 2005. The Company has not yet determined the effect the adoption of SFAS No. 123R will have on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets," an amendment of APB Opinion No. 29, "Accounting for Non-Monetary Assets." The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company does not believe the adoption of this statement will result in a significant impact to the Company's consolidated financial statements.

Earnings (Loss) per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted
earnings per share.   Basic EPS includes no dilution and is computed by
dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Such amounts include shares potentially issuable pursuant to shares to be issued, convertible debentures and outstanding options and warrants. Had such shares been included in diluted EPS, they would have resulted in weighted-average common shares of 70,700,000. The following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2005 and 2004:

                                                          For the
                                                    Three Months Ended
                                                      September 30,
                                                    2005          2004
                                                ------------  ------------
Net (loss) available to
 common shareholders                            $  (369,178)  $  (339,217)
                                                ============  ============
Weighted average shares                           70,000,000    53,160,040
                                                ============  ============
Basic loss per share (based
 on weighted average
 shares)                                        $     (0.01)  $     (0.01)
                                                ============  ============

                                                          For the
                                                     Nine Months Ended
                                                        September
                                                    2005          2004
                                                ------------  ------------
Net (loss) available to
 common shareholders                            $  (719,296)  $  (821,277)
                                                ============  ============
Weighted average shares                          63,376,671    52,060,040
                                                ============  ============
Basic loss per share (based
 on weighted average
 shares)                                        $     (0.01)  $     (0.02)
                                                ============  ============


NOTE 3 - SUBSEQUENT EVENTS

On November 4, 2005, the Company and iTechexpress, Inc., a Nevada corporation ("iTech") and the former iTech shareholders entered into a Share Exchange and Reorganization Agreement (the "Exchange" or "Acquisition") whereby iTech became a wholly-owned subsidiary of the Company. As part of the Exchange, the Company acquired 100% of the issued and outstanding shares of iTech in exchange for 305,000,000 newly issued shares of the Company's common stock and the promise to issue an additional 523,333,333 shares of the Company's common stock at such time as the Company is able to increase its total authorized shares.

On November 4, 2005 Macdonald Tudeme and Marguerite Tudeme (collectively, the "Tudemes"), the former controlling shareholders of the Company and the Company entered into a Spinoff Agreement ("Spinoff") which provided for (1) the transfer of the corporate names, business, operations, assets, properties, intellectual properties, trademarks, service marks, trade names, uniform resource locators, telephone numbers, and goodwill of the Company and its subsidiaries (other than iTech), together with the operating business of Abundant, to be placed into to a newly-formed Delaware corporation wholly-owned by the Company ("Newco"), (2) the acquisition by the Company from the Tudemes of their outstanding shares of capital stock of the Company, (3) the assumption and release by the Company and its subsidiaries and the Tudemes of certain liabilities, and (4) the sale to the Tudemes of all of the outstanding capital stock of Newco, and the payment to the Tudemes of $80,442.32 for amounts owed to the Tudemes and other creditors by the Company, of which $50,000 has previously been paid.

The Company also entered into a Security Agreement ("Security Agreement") with Newco, whereby the Company pledged to Newco 20,000,000 shares of its common stock as collateral ("Collateral") to secure its performance and payment of the promissory note payable to Lisa Stern ("Stern Note") originally entered into as part of the Company's purchase of Abundant. The Company will be in default under the Security Agreement upon the failure to pay any principal or interest of the Stern Note when due. Upon default, Newco is able to retain the Collateral and apply the consideration received from the Collateral
against any principal and interest due.   The closing of the Spinoff is
scheduled to take place on or before December 16, 2005.

On November 4, 2005 (the "Closing"), the Company entered into a Securities Purchase Agreement (the "Agreement") with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified"), and New Millennium Capital Partners II, LLC ("New Millennium") (Partners, Offshore, Qualified and New Millennium are collectively referred to herein as the "Buyers") to purchase callable secured convertible notes having an aggregate principal amount of $3,000,000, a 8% annual interest rate payable quarterly, provided that no interest shall be due and payable for any month in which the trading price of the Company's common stock on the OTC Bulletin Board is greater than $0.02 for each intraday trading day of the month, a term of three (3) years, and a conversion price, as of Closing, of $0.01 per share (the "Notes"). As of Closing, the $3,000,000 of Notes were convertible into 300,000,000 shares of Common Stock. The Company may call the notes at a premium upon certain conditions. The Agreement also provided for the issuance of warrants to purchase an aggregate of up to 15,000,000 shares of the Company's Common Stock, with an exercise price of $0.10 per share (the "Warrants"). As of the date of this Report, the Company had received $1,300,000 in connection with the Agreement and had issued Warrants to purchase 6,500,000 shares of Common Stock to the Buyers.

Pursuant to the Agreement, the Buyers agreed to purchase additional Notes in an aggregate principal amount of $850,000 and additional warrants to purchase an aggregate of 4,250,000 shares of common stock, for an aggregate purchase price of $850,000, within five days of the Company's filing of a Registration Statement covering the shares convertible in connection with the Notes and that within five days of such Registration Statement being declared effective by the SEC, that the Buyers would purchase additional Notes in an aggregate amount of $850,000 and additional warrants to purchase an aggregate of 4,250,000 shares of the Company's common stock.

On November 7, 2005, iTech entered into a Stock Purchase Agreement ("Purchase") with Drug Consultants, Inc. ("DCI"), a California corporation whereby DCI became a wholly-owned subsidiary of iTech. As part of the Purchase, iTech purchased all of the outstanding shares of DCI from the former shareholder of DCI for a purchase price of $1,800,000, of which $1,600,000 was paid at the closing of the Purchase and $200,000 shall be paid pursuant to a Secured Promissory Note ("Promissory Note"). The Promissory Note is due in one payment of principal together with accrued but unpaid interest (accruing at the rate of seven percent (7%) per annum) on or before the sixtieth (60th) day following the closing of the Purchase, or January 6, 2006. The Promissory
Note is secured by a Stock Pledge Agreement ("Pledge Agreement"), whereby iTech pledged to the former DCI shareholder 51% of the stock of DCI ("DCI Stock") held by iTech to secure the full and prompt payment and performance by iTech of the Promissory Note. Additionally, any unpaid amount of the Promissory Note if not paid when due, will bear interest at 12% per annum.

On November 8, 2005, iTech and DCI, a California corporation, entered into a Factoring and Security Agreement to sell accounts receivables to Systran Financial Services Corporation ("Systran"). The purchase price for each account sold is the face amount of the account less a discount of 1.5%. All accounts sold are with recourse by Systran. Systran may defer making payment to iTech of a portion of the purchase price payable for all accounts purchased which have not been paid up to 10.0% of such accounts (reserve). All of iTech's and DCI's accounts receivable are pledged as collateral under this agreement. The initial term is for thirty six months and will automatically renew for an additional twelve months at the end of the term, unless iTech gives thirty days written notice of its intention to terminate the Factoring Agreement.

The Company entered into a Side Letter Agreement on November 10, 2005, with the Buyers (the "Side Letter"). The Side Letter provided that in consideration for the sale of the new Notes, the Buyers agreed that the face amount of the $500,000 of notes and 700,000 in warrants to purchase shares of the Company's common stock at an exercise price of $0.45 per share, issued to the Buyers in August 2004, pursuant to a Securities Purchase Agreement entered into on August 31, 2004 (the "August 2004 Securities Purchase Agreement") and the $200,000 in notes and 200,000 in warrants which remained to be issued upon the effectiveness of a registration statement covering such notes (collectively the "August 2004 Convertible Notes" and "August 2004 Warrants") shall be included in the amount advanced to the Company under the new Notes. The Side Letter also provided that the terms of the November 2005 Securities Purchase Agreement (the "Agreement") shall supercede the prior August 2004 Securities Purchase Agreement and that all interest, penalties, fees, charges or other obligations accrued or owed by the Company to the Buyers pursuant to the August 2004 Securities Purchase Agreement ("Prior Obligations") are waived, provided that in the event of any material breach of the November 2005 Agreement by the Company, which breach is not cured within five days of receipt by the Company of written notice of such breach, the novation of the August 2004 Securities Purchase Agreement and the waiver of the Prior Obligations shall be revocable by the Buyers and all Prior Obligations shall be owed as if the August 2004 Securities Purchase Agreement was never superceded.

Description of the operations of iTech and DCI:

iTech, established in 1999 and located in Irvine, California, places technicians into technical jobs in both commercial and government sectors on a national basis. iTech has performed various IT and staffing services for clients such as Best Buy, Equant NV and Office Depot. iTech maintains a proprietary database of staff associates and field technicians for servicing its clients.

iTech's wholly subsidiary, Success Development Group, Inc., a Nevada corporation, established in April 2000 ("SDG"), provides management services on behalf of iTech and other clients of iTech.

DCI, established in 1977 and located in Irvine, California, is engaged in furnishing personnel to perform a range of pharmacy technician, nursing and other health care services in support of the operations of government and commercial facilities. DCI currently operates under three State of California contracts, three years in length. DCI's largest client is the State of California and DCI provides many of its services in rural areas of California where health care professionals are not readily available.

As a result of these transactions, and upon the closing of the Spinoff, the operations of the Company will be comprised of the operations of iTech, DCI and SDG.

NOTE 4 - STOCK TRANSACTIONS

During the nine months ended September 30, 2005, the Company issued a total of 9,967,960 free-trading shares of its common stock, pursuant to an S-8
Registration, to a consultant for services rendered valued at $99,680.   The
9,967,960 shares issued were valued at the market value of the shares on the dates of issuance which was $0.01 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included elsewhere in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that the forward-looking statements be subject to the safe harbors created by those sections.

Description of Business

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

On August 8, 2003, JavaJuice, M.T. Marketing Int. Corp., a Nevada corporation ("MT"), and the former MT shareholders entered into an Exchange Agreement (the "MT Exchange Agreement" or "MT Acquisition") whereby MT became a wholly-owned subsidiary of the Company.

During the period covered by this Report and up to the time when the Spinoff (defined and described below) closes, the Company had and continues to have the following operations as described below:

The Company, through its wholly-owned Nevada subsidiary, MT, operates a payroll nurse staffing and homecare business. The Company provides healthcare professionals such as Certified Nursing Assistants, Nurse Technicians, Licensed Practical Nurses and Registered Nurses to hospitals, nursing homes, licensed home care services agencies ("LHCSA's"), other health-related businesses, to the homes of the elderly, sick and incapacitated.

In January 2004, the Company received a license from the State of New York, Department of Health, effective December 9, 2003, to operate as a LHCSA in the five boroughs of New York City: the Bronx, Brooklyn, Manhattan, Queens and Staten Island, as well as in Nassau County New York. As a result of a change in business focus due to the acquisition of MT, the Company changed its name to MT Ultimate Healthcare Corp.

On May 20, 2004, the Company entered into an Exchange Agreement to acquire all of the issued and outstanding common stock of B.P. Senior Care, Inc., a New Jersey corporation ("BP") from BP's sole shareholder, in exchange for 200,000 shares of the Company's Common Stock. As additional consideration, the Company agreed to pay BP's sole shareholder an aggregate of $150,000 cash, payable as follows: a) $25,000 upon closing the transaction; and b) $125,000 payable at the beginning of the month in equal monthly installments of $4,808 over a twenty-five month period beginning June 2004, and a final payment of $4,800 at the beginning of the twenty-sixth month following June 2004. BP provides 24-hour healthcare services to senior citizens in the New Jersey metropolitan
area.   In June 2005 the Company terminated the operations of BP due to continuing ongoing losses.

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

Subsequent to November 4, 2005, the Company additionally has the operations described below, and upon the closing of the Spinoff (described and defined below), the operations described below will be the Company's sole operations and the operations of MT, BP and Abundant will no longer be affiliated with the Company.

On November 4, 2005, the Company and iTechexpress, Inc., a Nevada corporation ("iTech") and the former iTech shareholders entered into a Share Exchange and Reorganization Agreement (the "Exchange" or "Acquisition") whereby iTech became a wholly-owned subsidiary of the Company. As part of the Exchange, the Company acquired 100% of the issued and outstanding shares of iTech in exchange for 305,000,000 newly issued shares of the Company's common stock and the promise to issue an additional 523,333,333 shares of the Company's common stock at such time as the Company is able to increase its total authorized shares.

On November 4, 2005 Macdonald Tudeme and Marguerite Tudeme (collectively, the "Tudemes"), the former controlling shareholders of the Company and the Company entered into a Spinoff Agreement ("Spinoff") which provided for (1) the transfer of the corporate names, business, operations, assets, properties, intellectual properties, trademarks, service marks, trade names, uniform resource locators, telephone numbers, and good will of the Company and its subsidiaries (other than iTech), together with the operating business of Abundant, to be placed into to a newly-formed Delaware corporation wholly-owned by the Company ("Newco"), (2) the acquisition by the Company from the Tudemes of their outstanding shares of capital stock of the Company, (3) the assumption and release by the Company and its subsidiaries and the Tudemes of certain liabilities, and (4) the sale to the Tudemes of all of the outstanding capital stock of Newco, and the payment to the Tudemes of $80,442.32 for amounts owed to the Tudemes and other creditors by the Company, of which $50,000 has previously been paid.

The Company also entered into a Security Agreement ("Security Agreement") with Newco, whereby the Company pledged to Newco 20,000,000 shares of its common stock as collateral ("Collateral") to secure its performance and payment of the promissory note payable to Lisa Stern ("Stern Note") originally entered into as part of the Company's purchase of Abundant. The Company will be in default under the Security Agreement upon the failure to pay any principal or interest of the Stern Note when due. Upon default, Newco is able to retain the Collateral and apply the consideration received from the Collateral
against any principal and interest due.   The closing of the Spinoff is
scheduled to take place on or before December 16, 2005.

On November 4, 2005 (the "Closing"), the Company entered into a Securities Purchase Agreement (the "Agreement") with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified"), and New Millennium Capital Partners II, LLC ("New Millennium") (Partners, Offshore, Qualified and New Millennium are collectively referred to herein as the "Buyers") to purchase callable secured convertible notes having an aggregate principal amount of $3,000,000, a 8% annual interest rate payable quarterly, provided that no interest shall be due and payable for any month in which the trading price of the Company's common stock on the OTB Bulletin Board is greater than $0.02 for each intraday trading day of the month, a term of three (3) years, and a conversion price, as of Closing, of $0.01 per share (the "Notes"). As of Closing, the $3,000,000 of Notes were convertible into 300,000,000 shares of Common Stock. The Company may call the notes at a premium upon certain conditions. The Agreement also provided for the issuance of warrants to purchase an aggregate of up to 15,000,000 shares of the Company's Common Stock, with an exercise price of $0.10 per share (the "Warrants"). As of the date of this Report, the Company had received $1,300,000 in connection with the Agreement and had issued Warrants to purchase 6,500,000 shares of Common Stock to the Buyers.

Pursuant to the Agreement, the Buyers agreed to purchase additional Notes in an aggregate principal amount of $850,000 and additional warrants to purchase an aggregate of 4,250,000 shares of common stock, for an aggregate purchase price of $850,000, within five days of the Company's filing of a Registration Statement covering the shares convertible in connection with the Notes and that within five days of such Registration Statement being declared effective by the SEC, that the Buyers would purchase additional Notes in an aggregate amount of $850,000 and additional warrants to purchase an aggregate of 4,250,000 shares of the Company's common stock.

On November 7, 2005, iTech entered into a Stock Purchase Agreement ("Purchase") with Drug Consultants, Inc. ("DCI"), a California corporation whereby DCI became a wholly-owned subsidiary of iTech. As part of the Purchase, iTech purchased all of the outstanding shares of DCI from the former shareholder of DCI for a purchase price of $1,800,000, of which $1,600,000 was paid at the closing of the Purchase and $200,000 shall be paid pursuant to a Secured Promissory Note ("Promissory Note"). The Promissory Note is due in one payment of principal together with accrued but unpaid interest (accruing at the rate of seven percent (7%) per annum) on or before the sixtieth (60th) day following the closing of the Purchase, or January 6, 2006. The Promissory
Note is secured by a Stock Pledge Agreement ("Pledge Agreement"), whereby iTech pledged to the former DCI shareholder 51% of the stock of DCI ("DCI Stock") held by iTech to secure the full and prompt payment and performance by iTech of the Promissory Note. Additionally, any unpaid amount of the Promissory Note if not paid when due, will bear interest at 12% per annum.

On November 8, 2005, iTech and DCI, a California corporation, entered into a Factoring and Security Agreement to sell accounts receivables to Systran Financial Services Corporation ("Systran"). The purchase price for each account sold is the face amount of the account less a discount of 1.5%. All accounts sold are with recourse by Systran. Systran may defer making payment to iTech of a portion of the purchase price payable for all accounts purchased which have not been paid up to 10.0% of such accounts (reserve). All of iTech's and DCI's accounts receivable are pledged as collateral under this agreement. The initial term is for thirty six months and will automatically renew for an additional twelve months at the end of the term, unless iTech gives thirty days written notice of its intention to terminate the Factoring Agreement.

The Company entered into a Side Letter Agreement on November 10, 2005, with the Buyers (the "Side Letter"). The Side Letter provided that in consideration for the sale of the new Notes, the Buyers agreed that the face amount of the $500,000 of notes and 700,000 in warrants to purchase shares of the Company's common stock at an exercise price of $0.45 per share, issued to the Buyers in August 2004, pursuant to a Securities Purchase Agreement entered into on August 31, 2004 (the "August 2004 Securities Purchase Agreement") and the $200,000 in notes and 200,000 in warrants which remained to be issued upon the effectiveness of a registration statement covering such notes (collectively the "August 2004 Convertible Notes" and "August 2004 Warrants") shall be included in the amount advanced to the Company under the new Notes. The Side Letter also provided that the terms of the November 2005 Securities Purchase Agreement (the "Agreement") shall supercede the prior August 2004 Securities Purchase Agreement and that all interest, penalties, fees, charges or other obligations accrued or owed by the Company to the Buyers pursuant to the August 2004 Securities Purchase Agreement ("Prior Obligations") are waived, provided that in the event of any material breach of the November 2005 Agreement by the Company, which breach is not cured within five days of receipt by the Company of written notice of such breach, the novation of the August 2004 Securities Purchase Agreement and the waiver of the Prior Obligations shall be revocable by the Buyers and all Prior Obligations shall be owed as if the August 2004 Securities Purchase Agreement was never superceded.

Description of the operations of iTech and DCI:

iTech, established in 1999 and located in Irvine, California, places technicians into technical jobs in both commercial and government sectors on a national basis. iTech has performed various IT and staffing services for clients such as Best Buy, Equant NV and Office Depot. iTech maintains a proprietary database of staff associates and field technicians for servicing its clients.

iTech's wholly subsidiary, Success Development Group, Inc., a Nevada corporation, established in April 2000 ("SDG"), provides management services on behalf of iTech and other clients of iTech.

DCI, established in 1977 and located in Irvine, California, is engaged in furnishing personnel to perform a range of pharmacy technician, nursing and other health care services in support of the operations of government and commercial facilities. DCI currently operates under three State of California contracts, three years in length. DCI's largest client is the State of California and DCI provides many of its services in rural areas of California where health care professionals are not readily available.

Plan of Operations

The Company intends to continue to grow both organically and through acquisitions. The Company is seeking to expand into additional vertical markets through acquisitions and aggressive business development activities while providing additional services to its current client base.

The Company plans to use its relationships and existing business, processes and technology as a springboard from which to pursue its acquisition growth strategy. The Company plans to aggregate multiple providers to create a nationally recognized outsourced medical staffing service provider. The general criteria for the Company's future acquisition targets are:

      . Service providers who provide similar services in other geographic areas;
      .  Service providers who have key client relationships;
      . Service providers who offer vertical services that complement the Company;
      .  Year over Year Revenue Growth;
      .  Cash Flow Positive; and
      .  Great customer relationships.

The Company believes that the competitive strategy that it is pursuing provides for maximizing the financial arbitrage inherent in the difference in enterprise values between small/medium-sized privately held businesses and an exceptionally run, nationally recognized, publicly-traded business. This is accomplished by tapping into the Company's experience, work process and systems, sophistication, proprietary databases and capital. The Company has available an extensive network of business professionals and industry associations that generate acquisition leads and an established and proven process for screening and evaluation acquisition targets.

The Company believes that a number of accretive businesses can successfully be acquired as the Company offers an opportunity for participation in a public entity that would not be typically available or provided by other buyers.

The Company also believes an opportunity to create additional value in the public company exists in the form of cost reductions by consolidating functions and employing centralized systems and solutions. The Company further believes that additional value can be created by undertaking regional or national marketing, something which an individual service provider would not have the budget for.

Further, the Company is also expanding into additional vertical markets through aggressive business development activities. Specifically, the Company has identified the following organic growth opportunities:

    . Expand service offerings beyond health care services to additional State of California agencies;
    . Leverage experience, process and contacts to provide similar services in other high-growth states such as Arizona, Nevada, Oregon and Utah; and
    . Expand health care service offerings to the commercial marketplace to meet their growing shortage of staff.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Service revenues for the three months ended September 30, 2005 were $293,468. This is a decrease of approximately 34.3 percent over the revenues of $446,452 realized for the three month period ended September 30, 2004. This decrease in service revenues is generally attributable to the termination of the operations of BP in June 2005.

Direct costs of revenues for the three months ended September 30, 2005 were $210,789, which is a decrease of $141,182 or approximately 40.1 percent over the $351,971 in direct costs of revenues for the same period in 2004. This decrease is generally attributable to the termination of the operations of BP and managements efforts to reduce direct costs of revenues.

Based on the above, the Company realized a gross profit for the three months ended September 30, 2005 of $82,679, versus a gross profit for the same period in 2004 of $94,481. This reflects a decline in gross profit of approximately
12.5 percent as a result of the termination of the operations of BP in June
2005.

General and Administrative (G&A) operating expenses for the three month period ended September 30, 2005 were $359,662. This is a decrease in G&A expenses from the same period in 2004 of $66,474 or a decrease of approximately 15.6 percent. This reduction is primarily attributable to certain reductions in G&A expenses for the period in 2005, notably relating to our acquisition of Abundant Nursing during the three month period ending September 30, 2004, and the termination of the operations of BP in June 2005, prior to the three month period ending September 30, 2005. Management believes that the proportion of G&A expenses to revenues is also higher than is optimal.

As a result, the Company had a net operating loss for the three months ended September 30, 2005 of $276,983 compared to the operating loss experienced for the three month period ended September 30, 2004 of $331,655. Sustaining this level is generally related to the reduction in G&A expenses for the current period.

The Company had other expenses of $92,195 for the three month period ended September 30, 2005, versus $7,562 of other expenses for the same period in 2004. Other expense for both periods consisted solely of interest expense, and the increase in other expense is related to the increase in interest expense related to the beneficial conversion feature of the August 2004 Convertible Notes.

As a result, the net loss for the three month period ended September 30, 2005 was $369,178 versus a net loss of $339,217 for the three month period ended September 30, 2004.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Service revenues for the nine months ended September 30, 2005 were $1,395,955. This is an increase of approximately 5.1 percent over the revenues of $1,327,783 realized for the nine month period ended September 30, 2004. This increase in service revenues is also generally attributable to the inclusion of Abundant Nursing revenue which was an acquisition made in the last half of 2004 and certain marketing initiatives undertaken by the Company.

Direct costs of revenues for the nine month period ended September 30, 2005 were $1,108,733, which is an increase of approximately 9.1 percent over the $1,016,580 in direct costs of revenues for the same period in 2004. Much of this increase relates to the increase in revenues achieved and to additional direct labor and overhead costs. Management also believes that the proportion of direct costs of revenues to revenues is higher than is prudent and is assessing various steps to reduce the portion of direct costs to revenues.

Based on the above, the Company realized a gross profit for the nine months ended September 30, 2005 of $287,222, versus a gross profit for the same
period in 2004 of $311,203.   This reflects a decrease in gross profit of
approximately 7.7 percent. The decrease in gross profit was mainly attributable to the termination of the operations of BP.

General and Administrative ("G&A") operating expenses for the nine months ended September 30, 2005 were $709,581. This is a decrease in G&A expenses from the same period in 2004 of $410,143 or a decrease of approximately 36.6 percent. This reduction is primarily attributable to significant reductions in G&A expenses during the nine month period ending September 30, 2005, and higher than normal G&A expenses for the nine month period ended September 30, 2004, relating to a series of one-time expenses and due diligence relating to our acquisition of Abundant Nursing. Management believes that the proportion of G&A expenses to revenues is also higher than is optimal. As with direct costs of services, management is aggressively assessing options for reducing this ratio, which we believe is a priority item.

As a result, the Company had a net operating loss for the nine months ended September 30, 2005 of $422,359. This is a significant reduction in net operating loss from the same period in 2004, which operating loss was $808,521. The primary reason for this reduction is the reduction realized in G&A expenses between the periods, as described above.

The Company had other expenses of $296,937 for the nine month period ending September 30, 2005, versus $12,756 of other expenses for the period in 2004. Other expenses for the nine month period ending September 30, 2005, included $14,581 of loss on disposal of assets and $282,356 of interest expense in connection with the August 2004 Notes.

As a result, the net loss for the nine month period ended September 30, 2005 was $719,296. This is an approximately 12.4 percent improvement over the loss of $821,277 which we had for the nine month period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had total current assets of $242,911, which consisted of accounts receivable net of $217,953 and other current assets of $24,958. Total assets for September 30, 2005 were $357,069 and consisted of current assets of $242,911 and property and equipment, net of $114,158. As of December 31, 2004, current assets were $455,466, and consisted of accounts receivable, net of $404,778 and other current assets of $50,688, and total assets were $570,620, which included property and equipment, net of $115,154. Much of the reduction in assets from September 30, 2005 compared to December 31, 2004, was due to a decrease in account receivable.

Current liabilities as of September 30, 2005 were $872,899 versus $647,450 as of December 31, 2004. Current liabilities consisted of bank overdraft of $11,152; accounts payable and accrued expenses of $473,078; notes payable, current of $268,334; notes payable related parties of $116,335; and leases payable, current of $4,000.

Total liabilities as of September 30, 2005 were $1,521,046, consisting of the $872,899 of current liabilities and $648,147 of long term debt consisting of $876,401 of notes payable and $912 of leases payable, offset by beneficial conversion feature of ($229,166), versus total liabilities of $1,114,981 as of December 31, 2004.

The Company had negative net working capital of $629,988 as of September 30, 2005 and a stockholder's deficit as of September 30, 2005 of $1,163,977 compared with negative net working capital of $191,984 and a stockholder's deficit of $544,361 as of December 31, 2004.

Net cash provided by operating activities for the nine months ended September 30, 2005 was $33,929, compared to net cash used in operations for the same
period in 2004 of $931,065.   Net cash provided by operating activities for
the nine months ended September 30, 2005, consisted of $719,296 of net loss; $28,855 of depreciation; $14,581 of loss on disposal of assets; $187,500 of beneficial conversion interest; $99,680 of common stock issued for services rendered; accounts receivable of $186,825; other current assets of $25,730; and accounts payable and accrued liabilities of $210,054.

Net cash used in financing activities for the nine months ended September 30, 2005 was $33,929. Net cash provided by financing activities for the nine
months ended September 30, 2004 was $897,991.   Net cash used in financing
activities for the nine months ended September 30, 2005 included payments made on notes payable of ($37,303); payments made on capital leases of ($7,348); and proceeds received on related party notes payable of $10,722. The primary reason for the change from $897,991 in net cash provided by financing activities to the ($33,929) net cash used in financing activities was due to proceeds received in connection with the August 2004 Convertible Notes.

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $3,869,219 at September 30, 2005. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On November 4, 2005 (the "Closing"), the Company entered into a Securities Purchase Agreement (the "Agreement") with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified"), and New Millennium Capital Partners II, LLC ("New Millennium") (Partners, Offshore, Qualified and New Millennium are collectively referred to herein as the "Buyers") to purchase callable secured convertible notes having an aggregate principal amount of $3,000,000, a 8% annual interest rate payable quarterly, provided that no interest shall be due and payable for any month in which the trading price of the Company's common stock on the OTB Bulletin Board is greater than $0.02 for each intraday trading day of the month, a term of three (3) years, and a conversion price, as of Closing, of $0.01 per share (the "Notes"). As of Closing, the $3,000,000 of Notes were convertible into 300,000,000 shares of Common Stock. The Company may call the notes at a premium upon certain conditions. The Agreement also provided for the issuance of warrants to purchase an aggregate of up to 15,000,000 shares of the Company's Common Stock, with an exercise price of $0.10 per share (the "Warrants"). As of the date of this Report, the Company had received $1,300,000 in connection with the Agreement and had issued Warrants to purchase 6,500,000 shares of Common Stock to the Buyers.

Pursuant to the Agreement, the Buyers agreed to purchase additional Notes in an aggregate principal amount of $850,000 and additional warrants to purchase an aggregate of 4,250,000 shares of common stock, for an aggregate purchase price of $850,000, within five days of the Company's filing of a Registration Statement covering the shares convertible in connection with the Notes and that within five days of such Registration Statement being declared effective by the SEC, that the Buyers would purchase additional Notes in an aggregate amount of $850,000 and additional warrants to purchase an aggregate of 4,250,000 shares of the Company's common stock.

Assuming the sale of all the convertible notes to the Buyers, we will owe approximately $3,700,000 to such Buyers, not including any accrued interest and owe other parties an additional $200,000 in connection with the purchase of iTech (as described above), an aggregate of approximately $112,228 to our Director, Keith Moore (pursuant to two Working Capital Line of Credits), $111,285 to David Walters our Executive Vice President and Director and $111,285 to Mr. Moore for accrued but unpaid salaries for in connection with the operations of iTech and $49,500 to Mr. Moore for accrued but unpaid salaries in connection with the operations of SDG. Additionally, we still owe approximately $211,500 under a promissory note with Abundant Nursing, Inc., which we have agreed to guarantee as part of the Spinoff, and approximately $212,000 under a SBA loan and line of credit, which will be assumed by Newco, upon the closing of the Spinoff.

On November 8, 2005, iTech and DCI entered into a Factoring and Security Agreement to sell accounts receivables to Systran Financial Services Corporation ("Systran"). The purchase price for each account sold is the face amount of the account less a discount of 1.5%. All accounts sold are with recourse by Systran. Systran may defer making payment to iTech of a portion of the purchase price payable for all accounts purchased which have not been paid up to 10.0% of such accounts (reserve).

We can make no assurances that will have sufficient funding to repay the above amounts owed as they become due; however, we believe that because of the Agreement and the sale of the Notes to the Buyers and the Factoring and Security Agreement with Systran our current cash position is sufficient to meet our capital expenditures and working capital requirements for the near term. Investors should keep in mind, however that the growth and change of the market make it difficult for us to predict future liquidity requirements with certainty and our forecast is based upon certain assumptions, which may differ from actual future outcomes. Over the longer term, we must successfully execute our plans to increase revenue and income streams that will generate significant positive cash flow if we are to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

The Company does not have any commitments or identified sources of additional capital from third parties, other than the commitment from the Buyers and Systran mentioned above, or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan and may cause the Company to curtail or scale back its current operations.

We may elect to raise additional capital in the future, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and to insure the continued marketing of current service offerings together with development of new services. There can be no assurance that we can raise additional financing with favorable terms.

RISK FACTORS

The forward-looking statements generally include management's plans and objectives for future operations, including plans, objectives and expectations relating to our future economic performance, business prospects, revenues, working capital, liquidity, ability to obtain financing, generation of income and actions of secured parties not to foreclose on our assets. The forward-looking statements may also relate to our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements generally can be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

     . anticipated trends in our financial condition and results of operations (including expected changes in our gross margin and general, administrative and selling expenses);

     . our ability to finance our working capital and other cash requirements;

     . our business strategy for expanding our presence in the information security products and services markets; and

     . our ability to distinguish ourselves from our current and future competitors.

We do not undertake to update, revise or correct any forward-looking statements. The forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating forward-looking statements include:

     . changes in external competitive market factors or in our internal budgeting process that might impact trends in our results of operations;

     . changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the markets; and

     . various other factors that may prevent us from competing successfully in the marketplace.

The information contained in this report is not a complete description of our business or the risks associated with our common stock. Before making investment decisions about our common stock, you should carefully review and consider this entire report and the other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and the risks, uncertainties and other factors that affect our business results of operations and/or financial condition.

RISKS RELATING TO THE BUSINESS OF ITECH AND DCI

The more prominent risks and uncertainties inherent in the business of iTech and DCI, and risks in connection with the transactions are described below. Investors should review the Company's latest Form 10-KSB filings for a description of risk factors attributable to the Company's operation of M.T. Marketing Int. Corp., a Nevada Corporation, B.P. Senior Care, Inc., a New Jersey corporation, and Abundant Nursing, Inc., a Pennsylvania corporation, all of which will cease to be associated with the Company, assuming the closing of the Spinoff (described above). Furthermore, additional risks and uncertainties not disclosed below may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations will likely suffer. Any of these or other factors could harm our business and future results of operations and may cause you to lose all or part of your investment.

     We will require significant additional capital to repay monies borrowed by us and continue our business operations.

We have entered into two Securities Purchase Agreements (the "Agreements") with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified"), and New Millennium Capital Partners II, LLC ("New Millennium"), individually an "Investor", collectively the "Investors" and as part of the Agreements, the Company on August 31, 2004, agreed to sell a $700,000 convertible note to the Investors and on November 4, 2005, agreed to sell a $3,000,000 convertible note to the Investors. We do not currently have enough capital to repay any of these amounts and we may never generate enough revenue to repay the amounts owed. As a result, we could be forced to curtail or abandon our business plan, making any investment in the Company worthless.

     We may be forced to sell shares of common stock and/or enter into additional convertible note financing agreements in order to repay amounts owed and continue our business plan.

Assuming the sale of all the convertible notes to the Investors, we will owe approximately $3,700,000 to such Investors, not including any accrued interest and owe other parties (as described above) an additional $200,000 in connection with the purchase of iTech, an aggregate of approximately $112,228 to our Director, Keith Moore (pursuant to two Working Capital Line of Credits), $111,285 to David Walters our Executive Vice President and Director and $111,285 to Mr. Moore for accrued but unpaid salaries for in connection with the operations of iTech and $49,500 to Mr. Moore for accrued but unpaid salaries in connection with the operations of SDG. Additionally, we still owe approximately $211,500 under a promissory note with Abundant Nursing, Inc., which we have agreed to guarantee as part of the Spinoff, and approximately $212,000 under a SBA loan and line of credit, which will be assumed by Newco, upon the closing of the Spinoff. We may be forced to raise additional funds to repay these amounts through the issuance of equity, equity-related or convertible debt securities. The issuance of additional common stock dilutes existing stockholdings. Additionally, in furtherance of our transaction with the Investors, we may issue additional shares of common stock throughout the term, and accordingly, our stockholders may experience significant dilution. Further procurement of additional financing through the issuance of equity, equity-related or convertible debt securities or preferred stock may further dilute existing stock. The perceived risk of dilution may cause the selling stockholder, as well as other holders, to sell their shares, which would contribute to downward movement in the price of your shares. Additionally, if such additional shares are issued, you as an investor would likely experience a devaluing of your common stock.

     There is a risk that the Spinoff transaction will not close and that we will be forced to maintain the assets and operations of our subsidiaries, M.T. Marketing Int. Corp. and Abundant Nursing, Inc.

Before the closing of the Spinoff agreement, the Company must have the consent of a majority of outstanding shares of common stock. There can be no assurance that such consent will be forthcoming and/or that such Spinoff will close. In the event the Spinoff does not close, we will be forced to maintain the assets and operations of our subsidiaries, M.T. Marketing Int. Corp. and Abundant Nursing, Inc. (our "Subsidiaries"). Our management does not intend the Subsidiaries to be a part of our business plan or operations on a moving forward basis as a result of the Exchange. If we are forced to maintain the operations of the Subsidiaries, it could have an adverse effect on our results of operations and could cause any investment in the Company to become worthless.

     We are heavily dependent on the operations of DCI for our revenues, which itself is highly dependent on the State of California as its major customer.

We anticipate approximately 90% of our revenues moving forward will come from the operations of DCI, which we acquired on November 7, 2005 in connection with the Stock Purchase Agreement described in greater detail above.
Approximately 95% of DCI's revenue comes from the State of California.   Our
dependence on the State of California as our major customer subjects us to significant financial risks in the operation of our business if the State of California were to terminate or materially reduce, for any reason, its business relationship with us. Further, the State of California is subject to unique political and budgetary constraints and has special contracting requirements that may affect our ability to obtain additional contacts. In addition, future sales to the State of California and other governmental agencies, if any, will depend on our ability to meet government contracting requirements, certain of which may be onerous or impossible to meet, resulting in our inability to obtain a particular contract. Common requirements in government contracts include bonding; provisions permitting the purchasing agency to modify or terminate, at will, the contract without penalty; and provisions permitting the agency to perform investigations or audits of our business practices. If we are unable to maintain our contracts in the State of California and/or gain new contracts in California and elsewhere, we could be forced to curtail or abandon our business plan, which would cause our shares to become worthless.

     iTech pledged substantially all of its assets and DCI's assets under a Factoring and Security Agreement.

On November 7, 2005, iTech and DCI entered into a Factoring and Security Agreement with Systran Financial Services Corporation ("Factoring Agreement" and "Systran"). The Factoring Agreement provides for iTech and DCI to sell their accounts receivables to Systran at a discount of 1.5%. As part of the Factoring Agreement, iTech and DCI pledged substantially all of their accounts receivable to secure the payment of the accounts receivable sold. If Systran is unable to collect our accounts receivable purchased from us, they could take control of all of our accounts receivable, which would substantially reduce our working capital and could force us to curtail or abandon our business plan.

     We face significant competition for our services and as a result, we may be unable to compete in the technological staffing industry.

We face significant competition for our staffing services. The markets for our services are intensely competitive and we face significant competition from a number of different sources. Several of our competitors have significantly greater name recognition as well as substantially greater financial, technical, service offerings, product development and marketing resources than we do. Additionally, competitive pressures and other factors may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition.

     Our results of operations have fluctuated in the past and as a result, the results of one quarter may not be indicative of our yearly results, making any investment in us speculative.

Our quarterly operating results and revenue has historically fluctuated in the past and may do so in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation:

     .   the size and timing of orders from clients;

     .   the length of sales cycles;

     . changes in pricing policies or price reductions by us or our competitors;

     . changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule-making bodies;

     .   our success in expanding our sales and marketing programs;

     .   execution of or changes to Company strategy;

     .   personnel changes; and

     .   general market/economic factors.

Due to all of the foregoing factors, it is possible that our operating results may be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely decline and any investment in us could become worthless.

     We may be unable to manage our growth.

We have a very small finance and accounting staff and, due to our limited resources, it is not always possible to have optimum segregation of accounting and finance duties. We believe that our current system of internal controls is generally adequate. However, if we are unsuccessful in attracting the capital and human resources necessary to implement and maintain an effective system of internal controls, especially in the event of further growth of the Company and if as a result we were to fail to disclose timely material items as required under the Securities Exchange Act, it could give rise to potential regulatory and/or shareholder actions, which could have a material adverse effect on our business and financial condition, and on the market value of our shares.

     Our future acquisitions, if any, may be costly and may not realize the benefits anticipated by us.

We may engage in future acquisitions, which may be expensive and time-consuming and from which we may not realize anticipated benefits. We may acquire additional businesses, technologies, products and services if we determine that these additional businesses, technologies, products and services are likely to serve our strategic goals. We currently have no commitments or agreements with respect to any acquisitions. The specific risks we may encounter in these types of transactions include the following:

o Potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial conditions;

o The possible adverse impact of such acquisitions on existing relationships with third-party partners and suppliers of services;

o The possibility that staff or customers of the acquired company might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships;

o The possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, intellectual property issues, key personnel issues or legal and financial contingencies;

o Difficulty in integrating acquired operations due to geographical distance, and language and cultural differences; and

A failure to successfully integrate acquired businesses for any of these reasons could have a material adverse effect on our results of operations.

     We face potential liability for security breaches relating to our technology.

We face the possibility of damages resulting from internal and external security breaches, and viruses. The systems with which we may interface, such as the Internet and related systems may be vulnerable to security breaches, viruses, programming errors, or similar disruptive problems. The effect of these security breaches and related issues could reduce demand for our services. Accordingly, we believe that it is critical that these facilities and related infrastructures not only be secure, but also be viewed by our customers as free from potential breach. Maintaining such standards, protecting against breaches and curing security flaws, may require us to expend significant capital.

     The Notes and August 2004 Convertible Notes become immediately due and payable upon the Company's default, and if required to pay the outstanding amount of the Notes by the Note Holders, we may be forced to sell all of our assets.

The Notes become immediately due and payable upon an event of default including:

     . failure to file a registration statement or effect the registration; . failure to pay interest and principal payments when due;
     . a breach by us of any material covenant or term or condition of the notes or any agreement made in connection therewith;
     . a breach by us of any material representation or warranty made in the notes or in any agreement made in connection therewith;
     . we make an assignment for the benefit of our creditors, or a receiver or trustee is appointed for us;
     . the entering of any money judgment, writ or similar process against the Company or any subsidiary of the Company's or any of its property or other assets for more than $50,000;
     . any form of bankruptcy or insolvency proceeding is instituted by or against us;
     . our failure to timely deliver shares of common stock when due upon conversions of the note; and

If we default on the note and the holder demands all payments due and payable, we will be required to pay the holders the total amount of principal and interest then due. We do not currently have the cash on hand to repay the entire amount of the notes and as such, a default on the Notes could materially adversely effect our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk. Further, our obligations under the note are secured by all of our and our subsidiaries' assets. Failure to fulfill our obligations under the note and related agreements could lead to loss of these assets, which would be detrimental to our operations.

     Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a Going Concern.

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we have yet to generate sufficient working capital to support our operations and our ability to pay outstanding employment taxes. The Company's most recent financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, you will lose your entire investment.

     Our common stock may be de-listed from the Over-The-Counter Bulletin
     Board.

The Company's Common Stock is currently listed on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "MTHC". The Company has previously come close to being de-listed from the OTCBB for failure to file its reports with the Securities and Exchange Commission in a timely fashion. The Company can give no assurances that other situations will not arise which may cause the Company to become de-listed from the OTCBB. If the Company were to be de-listed from the OTCBB for whatever reason, any investment you have in the Company may be lost.

     We heavily depend on our Executive Vice President and Director, David Walters and our Director Keith Moore.

The success of the Company heavily depends upon the personal efforts and abilities of David Walters and Keith Moore. Mr. Walters serves as the Company's Executive Vice President and Director and Keith Moore serves as our Director and together they are primarily responsible for the operation of the Company's wholly owned subsidiaries iTech and DCI. The Company has not entered into an employment agreement with Mr. Walters or Mr. Moore, however the Company's wholly owned subsidiary iTech, does have Independent Contractor Agreements with Mr. Walters and Mr. Moore (described below under "Independent Contractor Agreements"). The Company also anticipates entering into an agreement for executive management services with a yet to be formed management company owned by Mr. Walters and one of the Company's Directors, Keith Moore.

After the closing of the Spinoff, we will be entirely dependent on the personal efforts and abilities of Mr. Walters and Mr. Moore, if either were to leave unexpectedly; we may not be able to execute our business plan. Our future performance depends in significant part upon the continued service of Mr. Walters and Mr. Moore as they have acquired specialized knowledge and skills with respect to our business. Additionally, because we have a relatively small number of employees when compared to other leading companies in the same industry, our dependence on maintaining our relationship with Mr. Walters and Mr. Moore is particularly significant. We cannot be certain that we will be able to retain Mr. Walters or Mr. Moore in the future. The loss of Mr. Walters or Mr. Moore could have a material adverse effect on our business and operations and cause us to expend significant resources in finding a replacement, which could cause the value of our common stock to decline or become worthless.

     There is a shortage of workers in the healthcare industry that may impede our ability to acquire qualified healthcare professionals for our continued growth.

Presently, the healthcare industry is experiencing a growing shortage of healthcare professionals especially. As the operations of DCI are in part based on the placement of healthcare professionals, there can be no assurance that we will be able to acquire qualified healthcare professionals to meet our growing needs. Any shortage in the number of professionals in the healthcare industry could impede the Company's ability to place such healthcare professionals into jobs and/or impede our growth rate. If we are unable to find qualified healthcare professionals to place in jobs, it would prevent us from continuing our current business strategy, which would have an adverse effect on the value of our common stock.

     David Walters and Keith Moore will be able to vote an aggregate of 83.9% of our common stock and therefore will be able to exercise control over corporate decisions including the appointment of new directors.

David Walters our Executive Vice President and Director and Keith Moore our Director (the "Majority Shareholders") will be able to vote an aggregate of 274,500,000 shares or 68.6% of our issued and outstanding common stock, once shares are issued subsequent to the filing of this Report, and will be granted an additional aggregate of 471,000,000 shares of common stock once we have affected the planned increase in the amount of our authorized common stock, such shareholders will be able to vote 745,500,000 shares (or 83.9%) of our then outstanding common stock, assuming the closing of the Spin-off. Accordingly, Mr. Walters and Mr. Moore will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove the Majority Shareholders as Directors of the Company, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

     A default by us under the August 2004 Convertible Notes and Notes would enable the Buyers to take control of substantially all of our assets.

The August 2004 Convertible Notes and the Notes are secured by a Security Agreement and Intellectual Property Security Agreement under which we pledged substantially all of our assets, including our equipment, inventory, contract rights, receivables, general intangibles, and intellectual property. A default by us under the August 2004 Convertible Notes or the Notes would enable the Buyers to take control of substantially all of our assets. The Buyers of the August 2004 Convertible Notes and the Notes have no operating experience in our industry and if we were to default and the August 2004 Convertible Note and Notes Buyers were to take over control of our Company, they could force us to substantially curtail or cease our operations. If this were to happen, any investment in our Company would become substantially devalued.

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

    The Company faces potential liability in connection with approximately $135,000 in payroll taxes which we owe in behalf of our employees which have not been paid as of the date of this filing.

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


RISKS RELATING TO THE COMPANY'S SECURITIES

     The issuance and sale of common stock underlying the Notes, August 2004 Convertible Notes, Warrants and the August 2004 Warrants may depress the marker price of our common stock.

As of November 16, 2005, we had agreed to issue shares of common stock which together with our previously outstanding shares of common stock will total 400,000,000 shares of Common Stock issued and outstanding. As of the date of this filing, the $3,000,000 in Notes issued in November 2005, are convertible into 882,353,941 shares of our common stock and the $700,000 in August 2004 Convertible Notes is convertible into 205,882,353 shares of common stock, based on a conversion price of $0.0034 per share, using fifty percent of the three lowest trading days of the Company's Common Stock on the OTCBB over the past twenty trading days (not taking into affect any changes in the Fixed Conversion Price) and the Warrants are exercisable into 15,000,000 shares of Common Stock at an exercise price of $0.10 per share and the August 2004 Warrants are exercisable into 700,000 shares of common stock at $0.10 per share . As sequential conversions and sales take place, the price of our Common Stock may decline, and as a result, the holders of the Notes and August 2004 Convertible Notes could be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, to the detriment of the investors. All of the shares issuable upon conversion of the Notes and August 2004 Convertible Notes and upon exercise of our Warrants and August 2004 Warrants, may be sold without restriction, upon the effectiveness of a Registration Statement covering such shares convertible in connection with the Notes and exercisable in connection with the Warrants. The sale of these shares may adversely affect the market price of our Common Stock.

     The issuance and sale of common stock underlying the Notes, August 2004 Convertible Notes, Warrants and the August 2004 Warrants represent overhang.

The Common Stock issuable upon conversion of the Notes and August 2004 Convertible Notes and exercise of the Warrants and August 2004 Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only decrease the share price even more. The Notes, August 2004 Convertible Notes, Warrants and August 2004 Warrants may be converted into common stock at a discount to the market price, providing holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, holders will have an incentive to sell their Common Stock as quickly as possible. If the share volume of the Company's common stock cannot absorb the discounted shares, the market price per share of our Common Stock will likely decrease.

     The issuance of common stock underlying the Notes, August 2004 Convertible Notes, Warrants and the August 2004 Warrants will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Notes, August 2004 Convertible Notes and exercise of the Warrants and August 2004 Warrants will result in immediate and substantial dilution to the interests of other stockholders since the Selling Security Holders may ultimately receive and sell the full amount issuable on conversion or exercise. Although the Buyers may not convert their Notes, August 2004 Convertible Notes and/or exercise their Warrants or August 2004 Warrants if such conversion or exercise would cause them to own more than approximately 4.9% of our outstanding Common Stock, this restriction does not prevent the Buyers from converting and/or exercising some of their holdings, selling those shares, and then converting the rest of their holdings, while still staying below the 4.9% limit. In this way, the Buyers could sell more than this limit while never actually holding more shares than this limit allows. If the Buyers choose to do this it will cause substantial dilution of common stock.

     The Continuously Adjustable Conversion Price feature of our Notes, August 2004 Convertible Notes, Warrants and August 2004 Warrants could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Our existing stockholders will experience substantial dilution of their investment upon conversion of the Notes and August 2004 Convertible Notes and exercise of the Warrants and August 2004 Warrants. The number of shares issuable upon conversion of the Notes and August 2004 Convertible Notes could prove to be more than the number of shares we currently have outstanding and that would cause significant dilution to our existing stockholders. All of the shares of common stock convertible in connection with the Notes and August 2004 Notes and Warrants and August 2004 Warrants may be sold without restriction after the effectiveness of a Registration Statement covering such shares. The sale of these shares of common stock may adversely affect the market price of our common stock. As sequential conversions and exercises and sales take place, the price of our common stock may decline and if so, the holders of Notes and August 2004 Convertible Notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders. Additionally, there are no provisions in the Agreement, August 2004 Convertible Notes, Notes, Warrants or August 2004 Warrants, or any other document which restrict the Buyer's ability to sell short our common stock, which they could do to decrease the price of our common stock and increase the number of shares they would receive upon conversion and thereby further dilute other stockholders.

     The market price of our common stock historically has been volatile.

The price of our shares and the trading volume of our shares have been volatile historically and may continue to be volatile. Volatility may be caused by a number of factors including but not limited to:

    o  Actual or anticipated quarterly variations in operating results;

    o  rumors about our performance or merger and acquisition activity;

    o changes in expectations of future financial performance or changes in estimates of securities analysts;

    o  governmental regulatory action;

    o  client relationship developments;

    o  purchases or sales of Company stock;

    o  changes occurring in the markets in general; and

    o  other factors, many of which are beyond our control.

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

     If We Are Late In Filing Our Quarterly Or Annual Reports With The Sec, We May Be De-Listed From The Over-The-Counter Bulletin Board.

Pursuant to new rules and regulations proposed to the SEC by NASDAQ, which rules are proposed to be effective as October 1, 2005, and will amend the Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC. Pursuant to the proposed rules, any OTCBB issuer who fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period would be de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As the proposed rule has not been adopted as of the filing of this Report, we can make no assurance that the final rule, if any, will be more or less harsh and/or carry a lesser or greater of a penalty. We have been late in our periodic filings in the past and we can give no assurances that we will not continue to be late in the future. If the proposed rule change is adopted and/or any rule relating to the late filing of our periodic reports, and we are late three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of filing of this report, the Company was not a party to, nor aware of, any material legal proceedings involving the Company.

ITEM 2. CHANGES IN SECURITIES

During the nine months ended September 30, 2005, the Company issued a total of 9,967,960 free-trading shares of its common stock, pursuant to an S-8
Registration, to a consultant for services rendered valued at $99,680.   The
9,967,960 shares issued were valued at the market value of the shares on the dates of issuance which was $0.01 per share.

In November 2005, the Registrant agreed to issue 25,000,000 shares of its common stock in consideration for services rendered by RES Holdings Corp. Such shares have not been issued as of the date of this Report, but have been included in the 400,000,000 shares outstanding used throughout this Report. The 25,000,000 shares will be issued subsequent to the filing of this Report. The Registrant claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Registrant took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Registrant.

On November 4, 2005, the Registrant sold Notes with a principal amount of $1,300,000 that, as of Closing, were convertible into 130,000,000 shares of Common Stock based upon the Fixed Conversion Price of $0.01 (subject to adjustment in the Notes), and Warrants which are exercisable into 6,500,000 shares of Common Stock at an exercise price of $0.10 per share, respectively, in a transaction that was not registered under the Securities Act of 1933 (the "Act") for an aggregate of $1,300,000. Pursuant to an effective registration statement, additional Notes with a principal amount of $1,700,000 and additional Warrants that, if such sale had occurred at Closing, would have been convertible into 170,000,000 shares of Common Stock, and exercisable into 8,500,000 shares of Common Stock, respectively, will be issued to the same Buyers in connection with the Securities Purchase Agreement. The Registrant claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Registrant took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Registrant.

In November 2005, the Company agreed to issue an aggregate of 745,500,000 shares of common stock, to two entities, 372,750,000 shares to MEL Enterprises, Ltd., beneficially owned by Keith Moore, a Director of the Company ("MEL") and 372,750,000 shares to Monarch Bay Capital Group, LLC, beneficially owned by the Executive Vice President of the Company and a Director, David Walters ("Monarch"), in connection with the Exchange. The Company has issued an aggregate of 274,500,000 shares of common stock to the two entities, 137,250,000 to MEL and 137,250,000 to Monarch, and plans to issue the remaining shares after such time as the Company is able to increase its authorized common stock. The Registrant claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Registrant took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Registrant.

In November 2005, the Registrant agreed to issue 82,833,333 shares of its common stock to Nite Capital ("Nite") in connection with a standby financing commitment received on July 25, 2005. The Company has issued an aggregate of 30,500,000 shares of restricted common stock to Nite as of the date of this filing, with the remaining shares to be issued after such time as the Company is able to increase its authorized common stock. The Registrant claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Registrant took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Registrant.

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

Both Mr. Walters and Mr. Moore entered into Independent Contractor Agreements with iTechexpress, Inc. ("iTech") on February 1, 2005 (each a "Contractor Agreement" and collectively the "Contractor Agreements"). Mr. Moore's Contractor Agreement provides for him to serve iTech in the capacity of Secretary and Director and Mr. Walters' Contractor Agreement provides for him to serve iTech in the capacity of Chief Executive Officer. The Contractor Agreements shall terminate on February 1, 2007, unless renewed in writing by the parties. Either of the Contractor Agreements may be terminated upon the breach of a term of either Contractor Agreement, which breach remains uncured for thirty (30) days or by either party, for any reason with thirty (30) days written notice. The Contractor Agreements contain confidentiality clauses and work for hire clauses. The Contractor Agreements provide that neither Mr. Walters nor Mr. Moore are employees of iTech. Mr. Walters and Mr. Moore are entitled to be paid $10,000 per month under the Contractor Agreements. As of the date of this filing, Mr. Walters has accrued $111,285 of the amount owing to him under his Contractor Agreement and Mr. Moore has accrued $111,285 of the amount owing to him under his Contractor Agreement.

On April 27, 1999, our Director, Keith Moore entered into a Working Capital Line of Credit agreement, with iTechexpress, Inc. ("iTech"), on January 1, 2001, Mr. Moore entered into a Working Capital Line of Credit agreement with Success Development Group, Inc., a wholly owned subsidiary of iTech ("SDG"), and on February 1, 2005, our Executive Vice President and Director, David Walters entered into a Working Capital Line of Credit agreement, with iTechexpress, Inc. (each a "Line of Credit" and collectively the "Line of Credits").

Mr. Moore's Line of credit with iTech states that iTech shall pay him the amount owing under the Line of Credit (up to $250,000) on December 31, 2005 plus any interest on the amounts outstanding as of the date the Line of Credit was entered into at the rate of 10% per annum. Interest on the Line of Credit is payable quarterly and becomes part of the principal amount of the Line of Credit if unpaid at the end of each quarter. The total amount outstanding under Mr. Moore's line of credit as of the date of this Report was $82,728.26. In the event of default under the Line of Credit, which includes the failure of iTech to pay the Line of Credit when due, iTech's filing for bankruptcy, or the deterioration of the financial condition of iTech causing Mr. Moore to deem iTech insecure, the amount of unpaid principal and interest shall bear interest at the rate of 13% per annum until such time as it is paid. The Line of Credit may be extended or renewed by the mutual agreement of iTech and Mr. Moore for any reason at any time.

Mr. Moore's Line of credit with SDG states that SDG shall pay him the amount owing under the Line of Credit (up to $250,000) on December 31, 2005, plus any interest on the amounts outstanding as of the date the Line of Credit was entered into at the rate of 10% per annum. Interest on the Line of Credit is payable quarterly and becomes part of the principal amount of the Line of Credit if unpaid at the end of each quarter. The total amount outstanding under Mr. Moore's line of credit as of the date of this Report was $29,500.
In the event of default under the Line of Credit, which includes the failure of SDG to pay the Line of Credit when due, SDG's filing for bankruptcy, or the deterioration of the financial condition of SDG causing Mr. Moore to deem SDG insecure, the amount of unpaid principal and interest shall bear interest at the rate of 13% per annum until such time as it is paid. The Line of Credit may be extended or renewed by the mutual agreement of SDG and Mr. Moore for any reason at any time.

Mr. Walters' Line of credit states that iTech shall pay him the amount owing under the Line of Credit (up to $250,000) on December 31, 2006, plus any interest on the amounts outstanding as of the date the Line of Credit was entered into at the rate of 10% per annum. Interest on the Line of Credit is payable quarterly and becomes part of the principal amount of the Line of Credit if unpaid at the end of each quarter. The total amount outstanding under Mr. Walters' line of credit as of the date of this Report was $-0-. In the event of default under the Line of Credit, which includes the failure of iTech to pay the Line of Credit when due, iTech's filing for bankruptcy, or the deterioration of the financial condition of iTech causing Mr. Walters to deem iTech insecure, the amount of unpaid principal and interest shall bear interest at the rate of 13% per annum until such time as it is paid. The Line of Credit may be extended or renewed by the mutual agreement of iTech and Mr. Walters for any reason at any time.

The Company anticipates entering into an agreement with executive management services with a management company owned by the Company's Executive Vice President and Director, David Walters and its Director, Keith Moore, subsequent to the filing of this Report.

In November 2005, the Company agreed to issue an aggregate of 745,500,000 shares of common stock, to two entities, 372,750,000 shares to MEL Enterprises, Ltd., beneficially owned by Keith Moore, a Director of the Company ("MEL") and 372,750,000 shares to Monarch Bay Capital Group, LLC, beneficially owned by the Executive Vice President of the Company and a Director, David Walters ("Monarch"), in connection with the Exchange. Subsequent to the filing of this Report on Form 8-K, the Company will issue an aggregate of an additional 274,500,000 shares of common stock to the two entities, 137,250,000 to MEL and 137,250,000 to Monarch, with the remaining shares to be issued after such time as the Company is able to increase its authorized common stock.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBITS
EXHIBIT  NO.   DESCRIPTION  OF  EXHIBIT[JSG1]
------------   ------------------------

2.1(1)       Share Exchange and Reorganization Agreement

10.1(2)      Securities Purchase Agreement dated August 31, 2004

10.2(2) Callable Secured Convertible Note with AJW Partners, LLC, dated August 31, 2004

10.3(2) Callable Secured Convertible Note with AJW Offshore, Ltd., dated August 31, 2004

10.4(2)      Callable Secured Convertible Note with AJW Qualified
             Partners, LLC, dated August 31, 2004

10.5(2) Callable Secured Convertible Note with New Millennium Capital Partners II, LLC, dated August 31, 2004

10.6(2)      Stock Purchase Warrant with AJW Partners, LLC, dated August
             31, 2004

10.7(2)      Stock Purchase Warrant with AJW Offshore, Ltd., dated August
             31, 2004

10.8(2) Stock Purchase Warrant with AJW Qualified Partners, LLC, dated August 31, 2004

10.9(2) Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated August 31, 2004

10.10(2)     Registration Rights Agreement dated August 31, 2004

10.11(2)     Security Agreement dated August 31, 2004

10.12(2)     Intellectual Property Security Agreement dated August 31,
             2004

10.13(2)     Engagement Letter with Wayne F. Richardson

10.14(2)     Guarantee and Pledge Agreement dated August 31, 2004

10.15(3)     Agreement and Plan of Acquisition with Abundant Nursing,
             Inc.

10.16(4)     Modification of Loan Agreement with SBA

10.17(4)     Amended and Restated Note with SBA

10.18(4)     Agreement with BP

10.19(4)     Agreement with Promptcare

10.20(4)     Agreement with MidAtlantic

10.21(4)     Agreement with Cabs

10.22(4)     Agreement with NEI

10.21(1)     Securities Purchase Agreement (November 4, 2005)

10.22(1)     Callable Secured Convertible Note with AJW Partners, LLC

10.23(1)     Callable Secured Convertible Note with AJW Offshore, Ltd.

10.24(1)     Callable Secured Convertible Note with AJW Qualified Partners,
                LLC

10.25(1)     Callable Secured Convertible Note with New Millennium Capital
              Partners II, LLC

10.26(1)     Stock Purchase Warrant with AJW Partners, LLC

10.27(1)     Stock Purchase Warrant with AJW Offshore, Ltd.

10.28(1)     Stock Purchase Warrant with AJW Qualified Partners, LLC

10.29(1)     Stock Purchase Warrant with New Millennium Capital Partners II,
             LLC

10.30(1)     Registration Rights Agreement

10.31(1)     Intellectual Property Security Agreement

10.12(1)     Security Agreement

10.13(1)     Spinoff Agreement

10.14(1)     Security Agreement (with Newco)

10.15(1)     Stock Purchase Agreement (November 7, 2005 - with Drug
             Consultants, Inc.)

10.16(1)     Secured Promissory Note with Drug Consultants

10.17(1)     Stock Pledge Agreement with Drug Consultants

10.18(1) Factoring and Security Agreement (to sell accounts receivables to Systran Financial Services Corporation)

10.19(1) Letter Agreement (states that the Company is not in default under the 1st SP Agreement unless defaults under Second)

10.20(1)     Working Capital Line of Credit (iTech) with David Walters

10.21(1)     Working Capital Line of Credit (iTech) with Keith Moore

10.22(1)     Working Capital Line of Credit (SDG) with Keith Moore

16.1 (5)     Letter from Wayne Richardson, CPA

16.2 (6)     Letter from Wayne Richardson, CPA

31.1 *       Section 302 Certification - Chief Executive and Financial Officer


32.1 *       Section 906 Certification - Chief Executive and Financial Officer


(1) Files as Exhibits to the Company's Report on Form 8-K filed with the Commission on November 14, 2005, and incorporated herein by reference.
(2) Filed as an Exhibit to the SB-2 Registration Statement filed on October 5, 2004, and incorporated herein by reference.
(3) Filed as Exhibit 2.1 to the Form 8-K filed on October 5, 2004, and incorporated herein by reference.
(4) Filed as Exhibits to the Company's SB-2/A filed on January 21, 2005, and incorporated herein by reference.
(5) Filed as Exhibit 16.1 to the Company's Form 8-K filed on March 4, 2005, and incorporated herein by reference.
(6) Filed as Exhibit 16.1 to the Company's Form 8-K filed with the Commission on June 21, 2005, and incorporated herein by reference.
 *  Filed herewith


(B) REPORTS ON FORM 8-K

The Company filed no Reports on Form 8-K during the time period covered by this Report.

The Company filed the following Reports on Form 8-K subsequent to the period covered by this Report on Form 10-QSB:

.. On November 14, 2005, the Company filed a Report on Form 8-K to report that the Company had entered into a Securities Purchase Agreement and sold Notes in the amount of $3,000,000 to certain Buyers; to report the Company's acquisition of iTech and DCI; to report the Spinoff agreement and transactions contemplated therewith; and to report the Exchange and the transactions contemplated therewith (as described above under "Item
      2. Management's Discussion and Analysis of Plan of Operation").

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: November 21, 2005        MT ULTIMATE HEALTHCARE CORP.

                              /s/ MACDONALD TUDEME
                              ---------------------------------------
                              By: MacDonald Tudeme
                              Title: Chief Executive Officer