Form 10KSB
period 2005-12-31
MONARCH STAFFING, INC.
filed 2006-05-19
CIK 1177326

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

                                (Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended December 31, 2005

      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      Commission file number: 0-49915


                           MONARCH STAFFING, INC.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Nevada                                  88-0477056
    ---------------------------------          ----------------------------
    (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                Identification No.)


                      18301 Von Karman Ave, Suite 250
                          Irvine, California 92612
       -------------------------------------------------------------
        (Address of principal executive offices, including zip code)

      Registrant's Telephone No., including area code: (949) 260-0150


      Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to section 12(g) of the Act:

                  Common Stock, par value $.001 per share
                  ---------------------------------------
                              (Title of Class)

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]




Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   (Check one): Yes [ ]; No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of May 12, 2006, was approximately $9,869,361 based on a price on such date.

The number of shares issued and outstanding of the Common Stock as of May 12, 2006 was 9,869,361.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]






                             TABLE OF CONTENTS


PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

ITEM 2.   PROPERTY . . . . . . . . . . . . . . . . . . . . . . . . . . .24

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .25

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .25

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . .25

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . .28

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .40

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . .70

ITEM 8A.  CONTROL AND PROCEDURES . . . . . . . . . . . . . . . . . . . .72

ITEM 8B.  OTHER MATTERS. . . . . . . . . . . . . . . . . . . . . . . . .73

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .73

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY. . . . . . . .73

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .74

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . .75

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS . . . . .76

ITEM 13.  EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . .79

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . .81

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .82

          CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . .83





                                   PART I

             SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB, including discussions of our business strategies and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ materially from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to offer new services and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals. Interested persons are urged to review the risks described under "Item 1. Business. Risk Factors" and in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission ("SEC"). All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law.

                              EXPLANATORY NOTE

On March 31, 2006, we completed a one-for-ninety reverse stock split of our Common Stock. The information contained in this Annual Report on Form 10-KSB reflects the completion of the reverse stock split. The financial statements presented herein have been retroactively restated to reflect the one-for-ninety reverse stock split.

ITEM 1. BUSINESS

COMPANY OVERVIEW

We provide medical and technical staffing services to both commercial and government sector customers. We are focused on building a nationally recognized medical and technical staffing company by growing our current customer bases, expanding our service offerings, and acquiring and growing profitable staffing services companies.

We operate our medical staffing services business through our wholly owned subsidiary Drug Consultants, Inc. ("DCI"). DCI furnishes personnel to perform a range of pharmacy, nursing and other health care services in support of the operations of government and commercial facilities, including its largest client, the State of California. DCI was formed in 1977 and is located in Irvine, California.

DCI has experience in providing its services in rural areas of California where many state facilities are located and healthcare professionals are not readily available. This experience and DCI's database of healthcare professionals has allowed it to competitively price its services and expand its business to meet these unique requirements of the State of California.

DCI currently operates under three master contracts with the State of California. The master contracts are for terms of three years and currently expire between June 30, 2006 and September 30, 2007. Historically, DCI has been able to obtain replacement contracts for its services to the State of California upon expiration of its master contracts. DCI's contracts with the State of California do not provide for a minimum purchase commitment of our services and can be terminated by the State at any time on 30 days' notice.


We operate our technical staffing services through our wholly owned subsidiary, iTechexpress, Inc. ("iTech"). iTech places technicians into technical jobs on a national basis. iTech has performed IT and staffing services for clients such as Best Buy, Equant NV and Office Depot. iTech was formed in 1999 and is located in Irvine, California.

GROWTH STRATEGY

Our goal is to build a nationally recognized medical staffing company. The key components of our business strategy include:

     - INCREASE PENETRATION OF EXISTING CLIENT RELATIONSHIPS. We have built strong relationships with our existing clients,particularly the State of California. We will seek to increase the penetration of our services to agencies of the State which we do not currently serve.

     - LEVERAGE PROCESSES AND EXPERIENCE TO ENTER NEW MARKETS. We have experience in meeting the staffing needs of government entities, particularly in rural areas. We will seek to leverage our experience and associated processes and contacts to provide similar services to government entities in other high-growth states such as Arizona, Nevada, Oregon and Utah.

     -    EXPAND SERVICE OFFERINGS THROUGH NEW STAFFING SOLUTIONS.    In
          order to enhance the growth in our business and improve our competitive position, we continue to explore new service offerings. As our clients' needs change, we will explore what additional services we can provide to better serve our clients.

     - EXPAND OUR CUSTOMER BASE. We have experience in servicing the needs of government entities that we will transfer to the commercial client market.

     -    CAPITALIZE ON ACQUISITION OPPORTUNITIES.    The markets we serve
          are highly fragmented. In order to enhance our competitive position, we intend to aggregate multiple smaller staffing service providers. Our general criteria for acquisition targets are: companies who provide similar services to our own in other geographic areas, companies who have strong client relationships, companies who offer vertical services that complement our own, and companies that generate positive cash flow and have the prospect for year-over-year revenue growth.

     -    BUILD OUR MANAGEMENT TEAM AND CORE BACK-OFFICE FUNCTIONS.   We
          intend to expand our executive, sales and operations management teams to support the growth of our business. In addition, we plan to build centralized administrative support systems to support our business model across business units.


COMPANY BACKGROUND

Prior to August 2003, we were a development stage company. Although we were incorporated only five years ago, we have undergone a number of changes in our business strategy and organization.

The Company was originally incorporated in Nevada under the name JavaJuice.net on September 13, 2000. The Company's business plan was to engage in the operation of an Internet Cafe, in Reno, Nevada. On August 8, 2003, the Company acquired M.T. Marketing Int. Corp "(MTM") and control of
the Company shifted to the former MTM shareholders.   MTM operated a
payroll nurse staffing and homecare business.     JavaJuice was considered
a "shell" at the time of the acquisition; therefore, the transaction was treated as a reverse merger. As a result of a change in business focus due to the acquisition, the Company changed its name to MT Ultimate Healthcare
Corp.    The Company expanded its operations through the acquisition of
B.P. Senior Care, Inc. ("BP"), a provider of healthcare services to senior citizens in New Jersey), the operation of which was terminated in June 2005, and Abundant Healthcare, Inc. ("Abundant"), a provider of medical
staffing services in Pennsylvania).    All of the business and operations
of MTM and Abundant have been discontinued and disposed of by the Company in connection with the disposition of Marathon Healthcare Corporation described below.

On August 31, 2004, the Company entered into a securities purchase agreement with four accredited investors for the sale of secured convertible notes having an aggregate principal amount of $700,000, a 10% annual interest rate payable quarterly, and a term of two years. We also agreed to sell warrants to purchase up to an aggregate of 7,778 shares of our Common Stock at $40.50 per share. We only sold $500,000 principal amount of secured convertible notes under the 2004 agreement. As a result, we sold to the investors warrants to purchase up to an aggregate of 5,556
shares of our Common Stock at $40.50 per share.   The investors have agreed
to purchase the remaining $200,000 commitment under the terms of our 2005 securities purchase agreement with the investors.

On November 4, 2005, we entered into an additional securities purchase agreement with the same accredited investors, for the sale of secured convertible notes having an aggregate principal amount of $3,000,000, an 8% annual interest rate (payable quarterly), and a term of three years. We also agreed to sell warrants to purchase up to an aggregate of 166,667 shares of our Common Stock at $9.00 per share.

As of March 31, 2006, we had issued under the two securities purchase agreements:

     - $3,075,000 aggregate principal amount of secured convertible notes,

     - Warrants to purchase 5,556 shares of our Common Stock at $40.50 per shares, and

     - Warrants to purchase 143,056 shares of our Common Stock at $9.00 per share.


The investors are required to purchase an additional $625,000 principal amount of secured convertible notes and warrants to purchase 2,222 shares of our Common Stock at $40.50 per share and warrants to purchase 23,611 shares of our Common Stock at $9.00 per share five days following the date that a registration statement for the resale of the shares of common stock issuable upon conversion of the secured convertible notes and exercise of the warrants is declared effective by the Securities and Exchange Commission and if other conditions are satisfied.

On November 4, 2005, the Company acquired 100% of the issued and outstanding shares of iTechexpress, Inc. in exchange for 9,203,704 newly issued shares of the Company's Common Stock.

On November 7, 2005, iTech purchased all of the outstanding shares of Drug Consultants, Inc. for a purchase price of $1,800,000, of which $1,600,000 was paid at closing and $200,000 shall be paid pursuant to a secured promissory note, which was subsequently paid in January 2006

As part of our focus on growing profitable operations, we decided to discontinue and dispose of certain operations which we determined did not
demonstrate suitable growth or profitability prospects.   On December 15,
2005, we completed the disposition of all of the outstanding capital stock of Marathon Healthcare Corporation ("Marathon"), a newly formed holding company, to Macdonald Tudeme and Marguerite Tudeme, the former controlling
shareholders of the Company.   At the time of the disposition, Marathon's
assets included substantially all of the corporate names, business, operations, assets, properties, intellectual properties, trademarks, service marks, trade names, uniform resource locators, telephone numbers, and good will of the Company and its subsidiaries (other than iTech and
DCI). These assets included all of the operations of the Company's former operating subsidiaries MTM and Abundant. In exchange for all of the outstanding capital stock of Marathon and a cash payment to the Tudemes of $80,442.32, the Company received from the Tudemes 396,569 shares of the
Company's Common Stock.   In connection with the disposition of Marathon,
we also (a) assumed and released the Tudemes from certain liabilities and
(b) pledged to Marathon 222,223 shares of our Common Stock as collateral to secure the performance and payment of a promissory note in the amount of $257,038 payable to Lisa Stern originally entered into as part of the Company's purchase of Abundant. If we fail to pay any principal of or interest on the note when due, we will be in default of our obligations and Marathon will be able to retain and sell the pledged Common Stock to satisfy our obligations.

As a result of the disposition of Marathon, all of our revenues are generated from the operations of iTech and DCI. We anticipate approximately 90% of our revenues will come from DCI's medical staffing services business and approximately 10% of our revenues will come from iTech's technical staffing services business. Accordingly, the description of our business herein reflects only the operations of iTech and DCI.

On March 31, 2006, we completed the following corporate actions: (a) we changed our corporate name to "Monarch Staffing, Inc." from "MT Ultimate Healthcare Corp.", (b) we effected a one-for-ninety reverse stock split of our Common Stock, (c) we re-authorized for issuance 400,000,000 shares of Common Stock, par value $.001 per share, after giving effect to the reverse stock split and (d) we authorized 5,000,000 shares of "blank check" preferred stock.


INDUSTRY AND MARKET OVERVIEW

In 2004, total healthcare expenditures in the United States were estimated at $1.8 trillion, representing approximately 15.5% of the U.S. gross domestic product, and grew approximately 7% over 2003 according to the Centers for Medicare & Medicaid Services. Over the next decade, an aging U.S. population and advances in medical technology are expected to drive increases in hospital patient populations and the consumption of healthcare services.

The temporary healthcare staffing industry accounted for approximately $9.8 billion in revenue in 2004 according to estimates by THE STAFFING INDUSTRY REPORT. From 1996 through 2000, the temporary healthcare staffing industry grew at a compound annual growth rate of 13%, and this growth accelerated to a compound annual growth rate of approximately 21% from 2000 to 2002. While the market declined between 2002 and 2004 primarily due to economic conditions and resulting pressures on healthcare facilities to reduce outsourced staffing solutions, it is expected to achieve modest growth in 2006.

We believe that the demand for technical staffing is highly correlated to economic conditions and overall employment trends and that demand will increase with an improving economy. After contraction in the information technology (IT) staffing industry from late 2000 to 2002 caused by corporate overspending on IT initiatives during the late 1990s and subsequent poor economic conditions, the industry has recently shown signs of growth. Staffing Industry Analysts, Inc., an independent, industry-recognized research group, noted in its March 2005 report that it expects the IT staffing industry to grow from $15.8 billion in 2004 to $17.4 billion in 2005 and $19.2 billion in 2006, an increase of approximately 10% in each of 2005 and 2006.

COMPETITION AND COMPETITIVE STRATEGY

The medical staffing industry is both highly fragmented and highly competitive. There are a large number of firms engaged in the provision of medical personnel. A significant number of these companies are very small competitors operating on a localized basis. There are however, a few larger companies that operate on a national basis. Some of our larger competitors in the temporary healthcare staffing sector include AMN Healthcare Services, Cross Country, InteliStaf/StarMed, CompHealth Group/RN Network, Medical Staffing Network and On Assignment.

We compete in the medical staffing industry based primarily on our long-standing customer relationships, experience in meeting the needs of government entities, particularly with rural facilities, as well as with superior client service.

The technical staffing industry is fragmented and highly competitive. Based on Staffing Industry Analysts, Inc data for 2004, no one company accounted for more than 9% of total IT staffing industry revenues, and the top five
companies accounted for approximately 27% of total industry revenues.   We
believe that key elements of successfully competing in the industry include maintaining a strong base of qualified IT professionals to enable quick responses to client requests and ensuring that the candidates are an appropriate fit with the cultural and technical requirements of the assignments. Other key success factors include accurate evaluation of candidates' technical skills, strong account management to develop and maintain client relationships and efficient and consistent administrative processes to assist in the delivery of quality services.


We compete in the technical staffing industry based primarily on our long-standing customer relationships, and proprietary database of staff associates and field technicians.

OUR BUSINESS MODEL

Recruitment
-----------

DCI's recruitment methods include recruiting trained, experienced medical
staff from schools and universities.   Some of the Company's employees are
independent contractors, particularly Registered Nurses and Pharmacists due to their requirement to hold specialized licenses. Additionally, because Registered Nurses require specialized licenses, they are in high demand and often work with more than one agency. As a result of being considered an independent contractor, these individuals are required to pay their own federal, state and local taxes.

iTech maintains a proprietary database of over 1,000 staff associates and field technicians for servicing its clients.

Screening and Quality Management
--------------------------------

We screen all candidates prior to placement, and we continue to evaluate our temporary healthcare professionals and technicians after they are placed to provide adequate performance and manage risk, as well as to determine feasibility for future placements. Our internal processes are designed to determine whether our temporary healthcare professionals and technicians have the appropriate experience, credentials and skills for the assignments that they accept. Our screening and quality management process includes three principal stages:

INITIAL SCREENING.    Each new temporary healthcare professional or
technician candidate who submits an application with us must meet certain criteria, including appropriate prior work experience and proper educational and licensing credentials. We independently verify each applicant's work history and references in an effort to improve the ability of our clients to depend on our temporary healthcare professionals and technicians for competency and personal reliability.

ASSIGNMENT SPECIFIC SCREENING.    Once an assignment is accepted by a
temporary healthcare professional or technician, we track the necessary documentation and license verification required for the temporary healthcare professional or technician to meet the requirements set forth by us, the client and, when required, the applicable state licensing authorities. Additionally, where state and federal laws apply with regard to the employment of healthcare workers, we believe we have in place the necessary procedures to comply with material requirements. These requirements may include obtaining copies of specific health records, drug screening, criminal background checks and certain certifications or continuing education courses.


ONGOING EVALUATION.    We evaluate our temporary healthcare professionals'
and technicians' performance through a verbal and written evaluation process. We receive these evaluations directly from our clients, and use the feedback to determine appropriate future assignments.


Account Management and Placement
--------------------------------

Our account managers are responsible for soliciting and receiving orders from our clients and working with our recruiters to fill those orders with qualified temporary healthcare professionals and technicians. As an example, we operate under master contracts with the State of California to provide temporary health professionals. We receive requests or "orders" from specific state healthcare facilities for temporary healthcare professionals to fill assignments. Depending upon their size and specific needs, one healthcare facility client may have from one to over fifty open
orders at one time.   Because clients often list their orders with multiple
service providers, open orders may also be listed with our competitors. An order will generally be filled by the company that provides a suitable candidate first, highlighting the need for a large network of temporary healthcare professionals and technicians and responsive client service

Billing and Payroll
-------------------

Our staffing services are generally provided on a time-and-materials basis, meaning that we bill our clients for the number of hours worked in providing services to the client. Hourly bill rates are typically determined based on contractual rates or the level of skill and experience of the temporary healthcare professional or technician assigned and the supply and demand in the current market for those qualifications. Alternatively, the bill rates for some assignments are based on a mark-up over compensation and other direct and indirect costs.

We maintain a variable cost model in which we compensate most of our temporary healthcare professionals and technicians only for those hours that we bill to our clients. The temporary healthcare professionals and technicians who perform services for our clients consist of our employees as well as independent contractors and subcontractors. With respect to those temporary healthcare professionals or technicians who are employees, we are responsible for all employment-related costs, including medical and health care costs, workers' compensation and federal social security and state unemployment taxes


GOVERNMENT REGULATION

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. Our business, however, is not directly impacted by or subject to the extensive and complex laws and regulations that generally govern the healthcare industry. The laws and regulations that are applicable to our hospital and healthcare facility clients could indirectly impact our business to a certain extent, but because we provide services on a contract basis and are paid directly by our hospital and healthcare facility clients, we do not have any direct Medicare or managed care reimbursement risk.



Most of our temporary healthcare professionals are required to be individually licensed or certified under applicable state laws. We take prudent steps to ensure that they possess all necessary licenses and certifications in all material respects.

Technical staffing firms are generally subject to one or more of the following types of government regulation: (1) regulation of the employer/employee relationship between a firm and its employees, including tax withholding or reporting, social security or retirement, benefits, workplace compliance, wage and hour, anti-discrimination, immigration and workers' compensation; (2) registration, licensing, record keeping and reporting requirements; and (3) federal contractor compliance.

EMPLOYEES

The Company employs approximately 36 total employees, with 26 of those full-time and 10 part-time.

None of our employees are covered by collective bargaining agreements, and management believes that its relationships with its employees are good.


RISK FACTORS

The more prominent risks and uncertainties inherent in our business are described below. However, additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations will likely suffer. Any of these or other factors could harm our business and future results of operations and may cause you to lose all or part of your investment.


RISKS RELATING TO OUR BUSINESS

---------------------------------------------------------------------------
WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.
---------------------------------------------------------------------------

We have historically lost money.   As of December 31, 2005, we had
$3,555,650 in accumulated deficit. There is a risk that our medical and technical staffing services businesses will fail. If our business plan is not successful, we will likely be forced to curtail or abandon our business plan. If this happens, investors could lose their entire investment in our Common Stock.

                                     11

---------------------------------------------------------------------------
OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.
---------------------------------------------------------------------------

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we have yet to generate sufficient working capital to support our operations and our ability to pay outstanding employment taxes. Our most recent financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, investors will lose their entire investment in our Common Stock.

---------------------------------------------------------------------------
OUR OPERATIONS ARE RECENTLY ACQUIRED WHICH MEANS THAT WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN BASE YOUR INVESTMENT DECISION
---------------------------------------------------------------------------

Prior to August 2003, we were a development stage company. Although we were incorporated only five years ago, we have undergone a number of changes in our business strategy and organization. In August 2003, we entered the payroll nurse staffing and homecare business. We adjusted our business strategy again in November 2005 by broadening our service offerings to include medical and technical staffing and to focus our activities on growing profitable operations. We have begun to implement this strategy by acquiring iTech and DCI.

The operations of iTech and DCI, which will represent our entire business for the foreseeable future, were acquired in November 2005. Accordingly, we have a limited operating history upon which an evaluation of our prospects can be made. Our strategy is unproven and the revenue and income potential from our strategy is unproven. We may encounter risks and difficulties frequently encountered by companies that have grown rapidly through acquisition, including the risks described elsewhere in this section. Our business strategy may not be successful and we may not be able to successfully address these risks. If we are unsuccessful in the execution of our current strategic plan, we could be forced to reduce or
cease our operations.   If this happens, investors could lose their entire
investment in our Common Stock.

---------------------------------------------------------------------------
WE WILL REQUIRE SIGNIFICANT ADDITIONAL CAPITAL TO REPAY MONIES BORROWED BY US, CONTINUE OUR BUSINESS OPERATIONS AND PURSUE OUR GROWTH STRATEGY.
---------------------------------------------------------------------------
We have sold $3,075,000 in secured convertible notes and have agreed to sell an additional $625,000 of secured convertible notes to the note investors. We do not currently have enough capital to repay any of these amounts and we may never generate enough revenue to repay the amounts owed. As a result, we could be forced to curtail or abandon our business plan, making any investment in our Common Stock worthless.

Our continued operations and growth strategy depend on our ability to access the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our growth strategy. In the event we do not raise additional capital, it is likely that our growth will be restricted and that we may be forced to scale back or curtail implementing our business plan. If this happens, investors would likely experience a devaluing of our Common Stock.


                                     12

---------------------------------------------------------------------------
WE MAY BE FORCED TO SELL SHARES OF COMMON STOCK AND/OR ENTER INTO
ADDITIONAL CONVERTIBLE NOTE FINANCING AGREEMENTS IN ORDER TO REPAY AMOUNTS OWED AND CONTINUE OUR BUSINESS PLAN.
---------------------------------------------------------------------------

Assuming the sale of all of our secured convertible notes, we will owe approximately $3,700,000 to the holders of the notes (not including any
accrued interest).   Additionally, we still owe approximately $236,445
under a promissory note with Abundant, which we have agreed to guarantee as part of the disposition of Marathon, and approximately $218,180 under a SBA loan and line of credit, which was assumed by Marathon as part of the disposition of Marathon (but with respect to which the lender claims we remain liable). We may be forced to raise additional funds to repay these amounts through the issuance of equity, equity-related or convertible debt securities. The issuance of additional common stock dilutes existing stockholdings. Additionally, in furtherance of our convertible secured note transaction, we may issue additional shares of common stock throughout the term, and accordingly, our stockholders may experience significant dilution. Further procurement of additional financing through the issuance of equity, equity-related or convertible debt securities or preferred stock may further dilute existing stock. The perceived risk of dilution may cause the holders of our secured convertible notes, as well as other holders, to sell their shares, which would contribute to downward movement in the price of your shares. Additionally, if such additional shares are issued, investors would likely experience a devaluing of our Common Stock.

---------------------------------------------------------------------------
WE HAVE PLEDGED ALL OF OUR ASSETS TO EXISTING CREDITORS
---------------------------------------------------------------------------

Our secured convertible notes are secured by a lien on substantially all of our assets, including our equipment, inventory, contract rights, receivables, general intangibles, and intellectual property. A default by us under the secured convertible notes would enable the holders of the notes to take control of substantially all of our assets. The holders of the secured convertible notes have no operating experience in our industry and if we were to default and the note holders were to take over control of our Company, they could force us to substantially curtail or cease our
operations.   If this happens, investors could lose their entire investment in our Common Stock.

iTech and DCI, our principal operating subsidiaries, have pledged substantially all of their accounts receivable to secure the payment of accounts receivable sold under a factoring agreement with Systran Financial Services Corporation ("Systran"). The factoring agreement provides for iTech and DCI to sell their accounts receivables to Systran at a discount of 1.5%. If Systran is unable to collect our accounts receivable purchased from us, they could take control of all of our accounts receivable, which would substantially reduce our working capital and could force us to curtail or abandon our business plan. If this happens, investors could lose their entire investment in our Common Stock.


In addition, the existence of these asset pledges to the holders of the secured convertible notes and to Systran will make it more difficult for us to obtain additional financing required to repay monies borrowed by us, continue our business operations and pursue our growth strategy.

---------------------------------------------------------------------------
THE SECURED CONVERTIBLE NOTES BECOME IMMEDIATELY DUE AND PAYABLE UPON DEFAULT AND WE MAY BE REQUIRED TO PAY AN AMOUNT IN EXCESS OF THE OUTSTANDING AMOUNT DUE UNDER OF THE SECURED CONVERTIBLE NOTES, AND WE MAY BE FORCED TO SELL ALL OF OUR ASSETS.
---------------------------------------------------------------------------

The secured convertible notes become immediately due and payable upon an event of default including:

     - failure to obtain effectiveness of the registration statement covering the resale of the shares of our Commons Stock issuable upon conversion of the secured convertible notes and exercise of the warrants on or before September 15, 2006 (or October 10, 2006 if the Company is making good faith efforts to respond to Securities and Exchange Commission comments with respect to the registration statement);
     -    failure to pay interest and principal payments when due;
     - a breach by us of any material covenant or term or condition of the secure convertible notes or any agreement made in connection therewith;
     - a breach by us of any material representation or warranty made in the 2005 securities purchase agreement or in any agreement made in connection therewith;
     - we make an assignment for the benefit of our creditors, or a receiver or trustee is appointed for us;
     - the entering of any money judgment, writ or similar process against us or any of our subsidiaries or any of our property or other assets for more than $50,000;
     - any form of bankruptcy or insolvency proceeding is instituted by or against us; and
     - our failure to timely deliver shares of Common Stock when due upon conversions of the secured convertible notes.

If we default on the secured convertible notes and the holders demand all payments due and payable, we will be required to pay the holders of the secured convertible notes an amount equal to the greater of (x) 130% times the sum of the outstanding amount of the secured convertible notes per month plus accrued and unpaid interest on the secured convertible notes plus additional amounts owed to the holders of the notes under the 2004 securities purchase agreement and the 2005 securities purchase agreement and related documents or (y) the value of the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to the amount calculated under clause (x) determined based on the highest closing price of the Common Stock during the period beginning on the date of
default and ending on the date of the payment described herein.   We do not
currently have the cash on hand to repay this amount. If we are unable to raise enough money to cover this amount we may be forced to restructure,
file for bankruptcy, sell assets or cease operations.    If any of these
events happen, investor could lose their entire investment in our Common
Stock.

---------------------------------------------------------------------------
WE MAY BE SUBJECT TO LIQUIDATED DAMAGES IN THE AMOUNT OF 3% OF THE OUTSTANDING AMOUNT OF THE SECURED CONVERTIBLE NOTES PER MONTH PLUS ACCRUED AND UNPAID INTEREST ON THE SECURED CONVERTIBLE NOTES FOR BREACHES BY US OF OUR REPRESENTATIONS AND WARRANTIES AND CERTAIN COVENANTS UNDER THE 2005 SECURITIES PURCHASE AGREEMENT.
---------------------------------------------------------------------------



In the 2005 securities purchase agreement relating to our secured convertible notes, we made certain representations and warranties and agreed to certain covenants that are customary for securities purchase agreements. In the event that we breach those representations, warranties or covenants, we will be subject to liquidated damages in the amount of 3% of the outstanding amount of the secured convertible notes, per month, plus accrued and unpaid interest on the notes for such breaches. As of the April 30, 2006, the outstanding amount of the secured convertible notes was
$3,075,000.   We have not previously been required to pay any liquidated damages, however if we do breach the representations, warranties or covenants, we will be forced to pay liquidated damages to the note holders. If we do not have enough cash on hand to cover the amount of the liquidated damages, we could be forced to sell part or all of our assets, which could force us to scale back our business operations. If this happens, investors would likely experience a devaluing of our Common Stock.

---------------------------------------------------------------------------
WE ARE HEAVILY DEPENDENT ON THE OPERATIONS OF DCI FOR OUR REVENUES, WHICH ITSELF IS HIGHLY DEPENDENT ON THE STATE OF CALIFORNIA AS ITS MAJOR CUSTOMER.
---------------------------------------------------------------------------

We anticipate approximately 90% of our revenues for the foreseeable future will come from the operations of DCI, which we acquired in November, 2005. Approximately 95% of DCI's revenue comes from the State of California. DCI's agreements with the State of California do not provide for a minimum purchase commitment of our services and can be terminated by the State at any time on 30 days' notice. Our dependence on the State of California as our major customer subjects us to significant financial risks in the operation of our business if the State of California were to terminate or materially reduce, for any reason, its business relationship with us. Further, the State of California is subject to unique political and budgetary constraints and has special contracting requirements that may affect our ability to obtain additional contacts. In addition, future sales to the State of California and other governmental agencies, if any, will depend on our ability to meet government contracting requirements, certain of which may be onerous or impossible to meet, resulting in our inability to obtain a particular contract. Common requirements in government contracts include bonding; provisions permitting the purchasing agency to modify or terminate, at will, the contract without penalty; and provisions permitting the agency to perform investigations or audits of our business practices. If we are unable to maintain our contracts in the State of California and/or gain new contracts in California and elsewhere,
we could be forced to curtail or abandon our business plan.   If this
happens, investors could lose their entire investment in our Common Stock.

---------------------------------------------------------------------------
WE HAVE BEEN NOTIFIED BY THE INTERNAL REVENUE SERVICE THAT OUR TEMPORARY HEALTHCARE PROFESSIONALS SHOULD BE CLASSIFIED AS EMPLOYEES AND NOT INDEPENDENT CONTRACTORS
---------------------------------------------------------------------------

We have received notice from the Internal Revenue Service (the "IRS") that the IRS had concluded that our subsidiary DCI was a third-party payer to and thus employer of a pharmacist who provided services to DCI's client, the California Department of Corrections. Although the IRS notice applies only to the case of the individual pharmacist, if unchanged, it could require DCI to classify other pharmacists and nurses in its registry who provide services to DCI's clients as employees of DCI. Accordingly, compensation payable to such pharmacists and nurses would be subject to federal income tax withholding, Federal Insurance Contributions Act (FICA) tax, and Federal Unemployment Tax Act (FUTA) tax. This result would have a material adverse effect on our business, financial condition and results of operations. The Company is evaluating its response to the IRS notice



                                     15

---------------------------------------------------------------------------
WE FACE SIGNIFICANT COMPETITION FOR OUR SERVICES AND AS A RESULT, WE MAY BE UNABLE TO COMPETE IN THE MEDICAL AND TECHNICAL STAFFING INDUSTRIES.
---------------------------------------------------------------------------

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

---------------------------------------------------------------------------
THERE IS A SHORTAGE OF WORKERS IN THE HEALTHCARE INDUSTRY THAT MAY IMPEDE OUR ABILITY TO ACQUIRE QUALIFIED HEALTHCARE PROFESSIONALS FOR OUR CONTINUED GROWTH.
---------------------------------------------------------------------------

Presently, the healthcare industry is experiencing a growing shortage of healthcare professionals. As the operations of DCI are in part based on the placement of healthcare professionals, there can be no assurance that we will be able to acquire qualified healthcare professionals to meet our growing needs. Any shortage in the number of professionals in the healthcare industry could impede the Company's ability to place such healthcare professionals into jobs and/or impede our growth rate. If we are unable to find qualified healthcare professionals to place in jobs, it
would prevent us from continuing our current business strategy.   If this
happens, investors would likely experience a devaluing of our Common Stock.

---------------------------------------------------------------------------
WE ARE ACTIVELY SEEKING TO ACQUIRE COMPANIES RELATED TO OUR BUSINESS OPERATIONS, BUT OUR EFFORTS MAY NOT MATERIALIZE INTO DEFINITIVE AGREEMENTS.
---------------------------------------------------------------------------

Our business model is dependent upon growth through acquisition of other staffing service providers. We completed the acquisition of iTech and DCI in November 2005. Although we currently have no commitments with respect any other acquisitions, we expect to continue making acquisitions that will enable us to expand our staffing services and build our customer base. There can be no assurance that we will be successful in identifying suitable acquisition candidates or in coming to definitive terms with respect to any negotiations which we may enter into, or, assuming that we reach definitive agreements, that we will close the acquisitions. In the event that we do not reach any additional definitive agreements or close any additional acquisitions, our expansion strategy will not proceed as intended which will have a material adverse effect on our growth.

---------------------------------------------------------------------------
OUR FUTURE ACQUISITIONS, IF ANY, MAY BE COSTLY AND MAY NOT REALIZE THE BENEFITS ANTICIPATED BY US.
---------------------------------------------------------------------------
We may engage in future acquisitions, which may be expensive and time-consuming and from which we may not realize anticipated benefits. We may acquire additional businesses, technologies, products and services if we determine that these additional businesses, technologies, products and services are likely to serve our strategic goals. We currently have no commitments or agreements with respect to any acquisitions. The specific risks we may encounter in these types of transactions include the following:

     - Potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial conditions;
     - The possible adverse impact of such acquisitions on existing relationships with third-party partners and suppliers of services;
     - The possibility that staff or customers of the acquired company might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships;
     - The possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, intellectual property issues, key personnel issues or legal and financial contingencies; and
     - Difficulty in integrating acquired operations due to geographical distance, and language and cultural differences.

A failure to successfully integrate acquired businesses for any of these reasons could have a material adverse effect on our results of operations.

---------------------------------------------------------------------------
WE MAY BE UNABLE TO MANAGE OUR GROWTH.
---------------------------------------------------------------------------

Any growth that we experience is expected to place a significant strain on our managerial and administrative resources. We have limited employees who perform management or administrative functions. Further, if our business grows, we will be required to manage multiple relationships with various clients, healthcare professionals and third parties. These requirements will be exacerbated in the event of further growth. There can be no assurance that our other resources such as our systems, procedures or controls will be adequate to support our growing operations or that we will be able to achieve the rapid execution necessary to successfully offer our
services and implement our business plan.   Assuming that our business
grows, our future success will depend on our ability to add additional management and administrative personnel to help compliment our current employees as well as other resources. If we are unable to add additional managerial and administrative resources, it will prevent us from continuing our business plan, which calls for expanding our operations, and could have an adverse effect on the value of our Common Stock.

---------------------------------------------------------------------------
WE HEAVILY DEPEND ON OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR, DAVID WALTERS AND OUR DIRECTOR KEITH MOORE.
---------------------------------------------------------------------------
The success of the Company heavily depends upon the personal efforts and abilities of David Walters and Keith Moore. Mr. Walters serves as the Company's Chief Executive Officer and Director and Keith Moore serves as our Director and together they are primarily responsible for the operation of the Company's wholly owned subsidiaries iTech and DCI. If either were to leave unexpectedly, we may not be able to execute our business plan. Our future performance depends in significant part upon the continued service of Mr. Walters and Mr. Moore as they have acquired specialized knowledge and skills with respect to our business. Additionally, because we have a relatively small number of employees when compared to other leading companies in the same industry, our dependence on maintaining our relationship with Mr. Walters and Mr. Moore is particularly significant.
We cannot be certain that we will be able to retain Mr. Walters or Mr. Moore in the future. The loss of Mr. Walters or Mr. Moore could have a material adverse effect on our business and operations and cause us to expend significant resources in finding a replacement, which could cause the value of our Common Stock to decline or become worthless.


                                     17


---------------------------------------------------------------------------
DAVID WALTERS AND KEITH MOORE CAN VOTE AN AGGREGATE OF 83.9% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.
---------------------------------------------------------------------------
David Walters and Keith Moore can vote an aggregate of 8,283,334 shares (or 83.9%) of our outstanding Common Stock. Accordingly, Mr. Walters and Mr. Moore will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. All of our other stockholders are minority stockholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for stockholders to remove Mr. Walters and Mr. Moore as Directors of the Company, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors.

---------------------------------------------------------------------------
OUR RESULTS OF OPERATIONS HAVE FLUCTUATED IN THE PAST AND AS A RESULT, THE RESULTS OF ONE QUARTER MAY NOT BE INDICATIVE OF OUR YEARLY RESULTS, MAKING ANY INVESTMENT IN US SPECULATIVE.
---------------------------------------------------------------------------

Our quarterly operating results and revenue has historically fluctuated in the past and may do so in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation:

     -    the size and timing of orders from clients;

     - changes in pricing policies or price reductions by us or our competitors;

     - changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule-making bodies;

     -    our success in expanding our sales and marketing programs;

     -    execution of or changes to Company strategy;

     -    personnel changes; and

     -    general market/economic factors.

     - Due to all of the foregoing factors, it is possible that our operating results may be below the expectations of public market analysts and investors. In such event, the price of our Common Stock would likely decline and any investment in us could become worthless.

---------------------------------------------------------------------------
WE FACE POTENTIAL LIABILITY FOR SECURITY BREACHES RELATING TO OUR
TECHNOLOGY.
---------------------------------------------------------------------------

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


RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

---------------------------------------------------------------------------
IF THE REGISTRATION STATEMENT COVERING THE RESALE OF THE SHARES OF OUR COMMON STOCK ISSUABLE UPON CONVERSION OF THE SECURED CONVERTIBLE NOTES AND EXERCISE OF THE WARRANTS IS NO DECLARED EFFECTIVE BEFORE SEPTEMBER 15, 2006, WE MAY BE FORCED TO INCUR SUBSTANTIAL PENALTIES.
---------------------------------------------------------------------------

The Company is subject to a $53,000 per month penalty payable to the secured convertible note holders, if the registration statement fails to become effective on or before September 15, 2006 (or October 10, 2006 if the Company is making good faith efforts to respond to Securities and Exchange Commission comments with respect to the registration statement). If this penalty becomes payable, the Company will likely be forced to pay this amount out of the proceeds of the sale of the secured convertible notes. This will likely have a materially adverse affect on the Company's financial condition, and could force the Company to curtail its business plan.

---------------------------------------------------------------------------

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTES AND THE WARRANTS MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

---------------------------------------------------------------------------

As of May 12, 2006, we had 9,869,361 shares of Common Stock issued and outstanding. We plan to register the shares of Common Stock issuable upon conversion of $3,700,000 of secured convertible notes and related warrants (7,400,000 shares as of May 12, 2006). As sequential conversions and sales take place, the price of our Common Stock may decline, and as a result, the holders of the secured convertible notes could be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, to the detriment of the investors in this Offering. All of the shares issuable upon conversion of the secured convertible notes and upon exercise of the warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our Common Stock.

---------------------------------------------------------------------------
THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTES AND THE WARRANTS REPRESENT OVERHANG.
---------------------------------------------------------------------------
In addition, the Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants may represent overhang that may also adversely affect the market price of our Common Stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's Common Stock will decrease, and any additional shares which shareholders attempt to sell in the market will only decrease the share price even more. The secured convertible notes may be converted at a conversion price of $0.50 per share, as of May 12, 2006. Warrants to purchase 5,556 shares of our Common Stock may be exercised at a price of $40.50 per share and warrants to purchase 143,056 shares of our Common Stock may be exercised at a price of $9.00 per share. As of May 12, 2006,
the market price for one share of our Common Stock was $1.00.    Therefore,
the secured convertible notes and warrants may be converted into Common Stock at a discount to the market price, providing holders with the ability to sell their Common Stock at or below market and still make a profit. In the event of such overhang, holders will have an incentive to sell their Common Stock as quickly as possible. If the share volume of the Company's Common Stock cannot absorb the discounted shares, the market price per share of our Common Stock will likely decrease.


                                     19

---------------------------------------------------------------------------
THE ISSUANCE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTES AND THE WARRANTS WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION.
---------------------------------------------------------------------------
The issuance of Common Stock upon conversion of the secured convertible notes and exercise of the warrants by the holders of the notes and warrants will result in immediate and substantial dilution to the interests of other stockholders since the note holders may ultimately receive and sell the full amount issuable on conversion or exercise. Although the note holders may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding Common Stock, this restriction does not prevent the note holders from converting and/or exercising some of their holdings, selling those shares, and then converting the rest of their holdings, while still staying below the 4.9% limit. In this way, the note holders could sell more than this limit while never actually holding more shares than this limit allows. If the note holders choose to do this it will cause substantial dilution to the holders of our Common Stock.

---------------------------------------------------------------------------
THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.
---------------------------------------------------------------------------
Our existing stockholders will experience substantial dilution of their investment upon conversion of the secured convertible notes and exercise of the warrants by the holders thereof. The secured convertible notes are convertible into shares of our Common Stock at the lesser of $0.90 or 50% of the average of the three lowest trading prices of our Common Stock during the 20 trading day period ending one trading day before the date that a holder sends us a notice of conversion. If converted on May 12, 2006, the secured convertible notes would be convertible into approximately 7,400,000 shares of Common Stock based upon a conversion price of $0.50. The number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our Common Stock that would cause dilution to our existing stockholders. The sale of shares of Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants may adversely affect the market price of our Common Stock. As sequential conversions and sales take place, the price of our Common Stock may decline and if so, the holders of secured convertible notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders. Additionally, there are no provisions in the 2005 securities purchase agreement, the secured convertible notes, the warrants, or any other document which restrict the holders' ability to sell short our Common Stock, which they could do to decrease the price of our Common Stock and increase the number of shares they would receive upon conversion and thereby further dilute other stockholders.


The following is an example of the amount of shares of our Common Stock that are issuable upon conversion of the secured convertible notes based on conversion prices that are 25%, 50% and 75% below the conversion price as of May 12, 2005 of $0.50.

Percentage Below Conversion Price as of April 10, 2006 Estimated


     Percentage
     Below                              Approximate         % of
     Conversion     Estimated           Number              Outstanding
     Price as of    Conversion          of Shares           Common
     April 10, 2006 Price               Issuable (1)        Stock (1) (2)
     -------------- -----------         ------------        ---------------
     25%            $0.375              9,866,667           50.0%
     50%            $0.25               14,800,000          60.0%
     75%            $0.125              29,600,000          75.0%


(1) Includes shares of Common Stock issuable upon conversion of the secured convertible notes. Does not include 148,611 shares of Common Stock issuable upon exercise of outstanding warrants.

(2) As of May 12, 2005, we had 9,869,361 shares of Common Stock issued and outstanding.

As illustrated, the number of shares of Common Stock issuable upon conversion of the secured convertible notes will increase if the conversion price of our Common Stock declines, which will cause dilution to our existing stockholders.


---------------------------------------------------------------------------
THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF THE SECURED CONVERTIBLE NOTES MAY ENCOURAGE INVESTORS, INCLUDING THE NOTE HOLDERS, TO SELL SHORT OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.
---------------------------------------------------------------------------

The secured convertible notes are convertible into shares of our Common Stock at the lesser of $0.90 or 50% of the average of the three lowest trading prices of our Common Stock during the 20 trading day period ending one trading day before the date that a holder sends us notice of conversion. The significant downward pressure on the price of our Common Stock as the note holders convert and sell material amounts of our Common Stock could encourage investors, including the selling stockholders, to short sell our Common Stock. This could place further downward pressure on the price of our Common Stock. In addition, not only the sale of shares issued upon conversion of the secured convertible notes or exercise of the warrants, but also the mere perception that these sales could occur, may adversely affect the market price of our Common Stock.

                                     21

---------------------------------------------------------------------------
WE MUST SATISFY CERTAIN CONDITIONS BEFORE THE INVESTORS ARE OBLIGATED TO PURCHASE THE REMAINING SECURED CONVERTIBLE NOTES AND WARRANTS.
---------------------------------------------------------------------------
As of May 12, 2006, we had issued to the secured convertible note investors $3,075,000 aggregate principal amount of secured convertible notes, warrants to purchase 5,556 shares of our Common Stock at $40.50 per share, and warrants to purchase 143,056 shares of our Common Stock at $9.00 per
share.   The investors are required to purchase an additional $625,000 principal amount of secured convertible notes and warrants to purchase 2,222 shares of our Common Stock at $40.50 per share and warrants to purchase 23,611 shares of Common Stock at $9.00 per share five days following the date that the registration statement for the resale of the shares of common stock issuable upon conversion of the secured convertible notes and exercise of the warrants is declared effective by the Securities and Exchange Commission and conditioned upon certain other conditions, including: (i) the Company's representations and warranties contained in the 2005 securities purchase agreement being true and correct in all material respects on the date when made and as of the date of such purchase; (ii) the Company having performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by the 2005 agreement; (iii) there being no litigation, statute, rule, regulation, executive order, decree, ruling or injunction that has been enacted, entered, promulgated or endorsed by or in any court or government authority of competent jurisdiction or any self-regulatory organization having requisite authority which prohibits the transactions contemplated by the 2005 agreement; (iv) no event having occurred which could reasonably be expected to have a material adverse effect on the Company; and (v) the shares of Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants having been authorized for quotation on the OTC Bulletin Board and trading in our Common Stock on the OTC Bulletin Board having not been suspended by the Securities and Commission or the OTC Bulletin Board.

If the registration statement is not declared effective within the agreed-upon time frame or we fail to satisfy these additional conditions, the investors have no obligation to purchase the remaining secured convertible
notes and warrants.   If the investors do not purchase the remaining
secured convertible notes and warrants, the Company may be required to curtail or abandon its business plan, which would decrease the value of our Common Stock.

---------------------------------------------------------------------------
THE NOTE HOLDERS MAY EXPLOIT A MAJOR ANNOUNCEMENT MADE BY THE COMPANY TO CONVERT THE SECURED CONVERTIBLE NOTES AT A PRICE SUBSTANTIALLY LOWER THEN THE CONVERSION PRICE WOULD BE OTHERWISE.
---------------------------------------------------------------------------

Under the terms of the secured convertible notes, the conversion price which the note holders must pay is changed after major announcements by the Company, discussed below. In the event the Company makes a major announcement, the conversion price of the secured convertible notes is equal to the lower of the conversion price that would be in effect on the date the announcement is made or the current conversion price at the time the note holders wish to convert. Therefore, if the Company's stock price was to increase substantially after a major announcement the note holders could still convert the secured convertible notes the lower price which applied before the announcement. In this way, the note holders could hold shares of Common Stock worth much more then the note holders originally paid for them. Therefore, the note holders could sell the shares at a price lower then the current market prices, still making a profit on their investment which would drive down the price of the Common Stock.

                                     22

---------------------------------------------------------------------------
IF THE COMPANY WISHES TO MERGE OR CONSOLIDATE ITS ASSETS WITH ANOTHER COMPANY PRIOR TO FULLY PAYING BACK THE SECURED CONVERTIBLE NOTES, IT COULD LEAD TO A DEFAULT UNDER THE NOTES, MAKING THEM IMMEDIATELY DUE.
---------------------------------------------------------------------------
Under the terms of the secured convertible notes, any sale, conveyance or disposition of all or substantially all of the assets of the Company in which more than 50% of the voting power of the Company is disposed of, or the consolidation, merger or other business combination of the Company with or into any other entity when the Company is not the survivor shall either: (i) be deemed to be an event of default under the notes which could cause the Company to pay substantial penalties, or (ii) require the Company to get written approval by the successor entity that such successor entity assumes the obligations of the secured convertible notes. Additionally, if the Company makes any issuance of shares of Common Stock, options for shares of Common Stock, or issuances any additional convertible notes for consideration less than the conversion price then in effect, the conversion price of the secured convertible notes will become the price the shares or options were issued for or the price the additional convertible notes will be convertible for. If the Company is forced to pay penalties under the secured convertible notes or the conversion price of the notes is decreased substantially, the Company could be forced to curtail its business operations or issue more shares of Common Stock, which would have a dilutive effect on then shareholders.

RISKS RELATING TO OUR COMMON STOCK

---------------------------------------------------------------------------
THE MARKET PRICE OF OUR COMMON STOCK HISTORICALLY HAS BEEN VOLATILE.
---------------------------------------------------------------------------

The market price of our Common Stock historically has fluctuated significantly based on, but not limited to, such factors as: general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, our ability or inability to generate new revenues, conditions and trends in the healthcare industry and in the industries in which our customers are engaged.

Our Common Stock is traded on the OTC Bulletin Board. In recent years the stock market in general has experienced extreme price fluctuations that have oftentimes have been unrelated to the operating performance of the affected companies. Similarly, the market price of our Common Stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our Common Stock.



---------------------------------------------------------------------------
OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE COMMISSION WHICH LIMITS THE TRADING MARKET IN OUR COMMON STOCK, MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK.
---------------------------------------------------------------------------


Our Common Stock is considered a "penny stock" as defined in Rule 3a51-1 promulgated by Commission under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's Rule 15g-9 regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our Common Stock should they wish to do so, because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the "penny stock" rules, the market liquidity for our Common Stock may be adversely affected by limiting the ability of broker-dealers to sell our Common Stock and the
ability of purchasers to resell our Common Stock.   Additionally, the value
of the Company's securities may be adversely affected by the "penny stock" rules, because of the additional disclosures required by broker-dealers, which take additional time and effort from broker-dealers, decreasing the likelihood that broker-dealers will sell the Company's Common Stock. This may in turn have an adverse effect on the liquidity of the Company's securities which in turn could adversely affect the price of the Company's securities.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the Common Stock may have their ability to sell their shares of the Common Stock impaired.

---------------------------------------------------------------------------
THE COMPANY HAS NOT PAID ANY CASH DIVIDENDS.
---------------------------------------------------------------------------

The Company has paid no cash dividends on its Common Stock to date and it is not anticipated that any cash dividends will be paid to holders of the Company's Common Stock in the foreseeable future. While the Company's dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance the future expansion of the Company.

ITEM 2. PROPERTY

The Company's executive offices are located Irvine, California where the Company, through iTech, subleases, on a month to month basis approximately 600 square feet of space. The Company has no written lease for this office space. The current monthly lease commitment is $600.


We also have personnel who provide services to us from their home offices. We do not subsidize home office expenses.

We believe that our current facilities are adequate for its current level of operations and that suitable additional or alternative space will be available as needed.

We own a variety of computers and other computer equipment for our operational needs. We believe that our equipment is suited for our present needs and that additional or alternative computer equipment will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

On January 19, 2006, Community Capital Bank filed a complaint in the Supreme Court of the State of New York (Kings County) against the Company, Macdonald S. Tudeme (our former CEO) and Marguerite Tudeme (our former Secretary). The complaint seeks payment of three loans made by Community Capital Bank having a total outstanding principal amount of $202,527.67 plus unpaid interest. The Company believes that the Community Capital Bank loans were made to MTM, a former subsidiary that was disposed of on December 15, 2005 as part of our disposition of Marathon, and are guaranteed by the Tudemes. As a result, the Company does not believe it is obligated to repay any amounts due under the Community Capital Bank loans.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of the year covered by this report by a solicitation of proxies or otherwise.

                                  PART II.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Our common stock currently trades on the OTC Bulletin Board under the trading symbol "MSTF".

The high and low PRE-SPLIT trading prices, on the OTC Bulletin Board, recorded for our common stock, for each quarter during the last two fiscal years is set forth below:

                                         Fiscal Year Ended
                             December 31, 2005        December 31, 2004
                          ------------------------ ------------------------
                               High         Low         High         Low
                          -----------  ----------- -----------  -----------
     Quarter 1                 $0.17        $0.01       $1.05        $0.88
     Quarter 2                 $0.06       $0.003       $0.60        $0.51
     Quarter 3                 $0.04       $0.005       $0.90        $0.28
     Quarter 4                 $0.03       $0.005       $0.30        $0.16

The market for our common stock has been limited and the prices for our common stock quoted by brokers are not necessarily a reliable indication of the value of our common stock.

There are approximately 30 holders of our common stock in certificate form according to our stockholder list and over 452 holders in street name.

There have been no cash dividends declared on our common stock since our inception. Dividends will be declared at the sole discretion of our Board of Directors, provided that so long as our convertible secured notes remain outstanding, we cannot, without the prior written consent of the holders of the notes, directly or indirectly declare or pay any dividends, other than dividends paid to us or any of our wholly-owned subsidiaries.

Securities Offered for Issuance Under Equity Incentive Plans

Our 2005 Stock Incentive Plan (the "2005 Plan") was adopted by our Board of Directors on December 1, 2006 and approved by the our stockholders on March 27, 2006. The 2005 Plan reserves 1,111,111 shares of the Company's common stock for grant under the plan to directors, key employees and independent contractors who provide services to the Company. The 2005 Plan is administered by the Board of Directors. Our Board of Directors, in its sole discretion, will determine the exercise price of any options granted under the 2005 Plan. The exercise price of an incentive stock option cannot be less than (i) 100% of the fair market value of the common stock on the date of grant or (ii) in the case of an incentive stock option granted to an individual who owns (or is deemed to own pursuant to Section 424(d) of the Internal Revenue Code), at the time of grant, stock possessing more than 10% of the total combined voting power of all classes of our stock (a "10% Stockholder"), 110% of the fair market value of the common stock on the date of grant. The exercise price of a nonqualified stock option may be less than 100% of the fair market value of the common stock on the date of grant; provided, however, that the exercise price of each nonqualified stock option granted under the 2005 Plan cannot in any event be less than the par value per share of our Common Stock.

Our Board of Directors, in its sole discretion, will determine the expiration date of any options granted under the 2005 Plan; provided that with respect to an incentive stock option the expiration date must be within (i) ten years from the date of grant, or such shorter period as may be specified by our board of directors, or (ii) in the case of 10% Stockholder, five years from the date of grant.

The following schedule provides additional information on our equity incentive plans:


Plan Category                     Number of   Weighted-average   Number of securities
                                 Securities     exercise price    remaining available
                               to be issued     of outstanding    for future issuance
                              upon exercise  options, warrants           under equity
                             of outstanding         and rights           compensation
                          options, warrants                          plans (excluding
                             and rights (a)                     securities reflected
                                                                        in column (a)
                          -----------------  -----------------  ---------------------
Equity compensation
plans approved by
security holders                          0                 NA              1,111,111

Equity compensation
plans not approved by
security holders                          0                 NA                     0
                          -----------------  -----------------  ---------------------
          Total                           0                 NA              1,111,111


RECENT SALES OF UNREGISTERED SECURITIES

In November 2005, the Company issued 277,778 shares of its common stock in consideration for services rendered by RES Holdings Corp. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.


In November 2005, we entered into a Securities Purchase Agreement with AJW Partners, LLC , AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC for the sale of (i) an aggregate of $3,000,000 of Convertible Notes that, as of May 12, 2006, could be converted into approximately 6,000,000 shares of Common Stock at $0.50 per share; and (ii) Warrants to purchase 166,667 shares of Common Stock at $9.00 per share, in exchange for $1,300,000 at closing and an additional $1,700,000 upon satisfaction of certain conditions set forth in the securities purchase agreement and described herein under "RISK FACTORS". The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

In November 2005, the Company agreed to issue an aggregate of 8,283,334 shares of common stock, to two entities, 4,141,667 shares to MEL Enterprises, Ltd., beneficially owned by Keith Moore, a Director of the Company, and 4,141,667 shares to Monarch Bay Capital Group, LLC, beneficially owned by the Executive Vice President of the Company and a
Director, David Walters, in connection with the iTech Acquisition.   The
Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.


In November 2005, the Company agreed to issue 920,371 shares of its common stock to Nite Capital ("Nite") in connection with a standby financing
commitment received on July 25, 2005.   The Company claims an exemption
from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

Penny Stock

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) (1) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion should be read in conjunction with our consolidated financial statements and related notes and the other financial information included elsewhere in this report.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Form 10-KSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

The forward-looking statements generally include our management's plans and objectives for future operations, including plans, objectives and expectations relating to our future economic performance, business prospects, revenues, working capital, liquidity, ability to obtain financing, generation of income and actions of secured parties not to foreclose on our assets. The forward-looking statements may also relate to our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements generally can be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "estimate," "continue," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

     - anticipated trends in our financial condition and results of operations (including expected changes in our gross margin and general, administrative and selling expenses);
     - our ability to finance our working capital and other cash requirements;
     - our business strategy for expanding our presence in the information security products and services markets; and
     - our ability to distinguish ourselves from our current and future competitors.

We do not undertake to update, revise or correct any forward-looking statements. The forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements.

Important factors to consider in evaluating forward-looking statements include:

     - changes in external competitive market factors or in our internal budgeting process that might impact trends in our results of operations;

     - changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the markets; and

     - various other factors that may prevent us from competing successfully in the marketplace.


OVERVIEW

We provide medical and technical staffing services to both commercial and government sector customers. We are focused on building a nationally recognized medical staffing company by growing our current customer bases, expanding our service offerings, and acquiring and growing profitable staffing services companies.

We operate our medical staffing services business through our wholly owned subsidiary Drug Consultants, Inc. DCI furnishes personnel to perform a range of pharmacy technician, nursing and other health care services in support of the operations of government and commercial facilities, including its largest client, the State of California (which accounted for approximately 95% of DCI's 2005 revenue). DCI currently operates under three master contracts with the State of California. The master contracts are for terms of three years and currently expire between June 30, 2006 and September 30, 2007. Historically, DCI has been able to obtain replacement contracts for its services to the State of California upon expiration of its master contracts. DCI's contracts with the State of California do not provide for a minimum purchase commitment of our services and can be terminated by the State at any time on 30 days' notice.

We operate our technical staffing services through our wholly owned subsidiary, iTechexpress, Inc. iTech places technicians into technical jobs on a national basis. iTech has performed IT and staffing services for clients such as Best Buy, Equant NV and Office Depot.

Our revenues generally consist of fees received from clients to whom we provide temporary healthcare professionals or technicians.

Our costs of revenue generally consist of amounts paid to the temporary healthcare professionals and technicians who provide services to our clients.

On November 4, 2005, we acquired 100% of the issued and outstanding shares of iTechexpress, Inc. in exchange for shares of our Common Stock representing approximately 93% of our outstanding Common Stock after issuance. As a result, we have accounted for the iTech acquisition as a reverse takeover of the Company by the shareholders of iTech and a recapitalization of iTech. Accordingly, our consolidated financial statements represent a continuation of iTech and the discussion below relates to the financial results of iTech.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMEBR 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

Revenues for the year ended December 31, 2005 were $1,851,148. This is an increase of approximately 266% over revenues of $505,237 realized for 2004. This increase in revenues is attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2005 revenues.



Costs of revenues for the year ended December 31, 2005 were $1,154,862, which is an increase of approximately 424% over the $220,383 in costs of revenues for 2004. This increase in costs of revenues is attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2005 costs of revenues.

Based on the above, the Company realized a gross profit for the year ended December 31, 2005 of $696,286, versus a gross profit for 2004 of $284,854.

General and Administrative (G&A) operating expenses for the year ended December 31, 2005 were $1,248,994. This is an increase in G&A expenses of approximately 552% over the $191,297 in G&A operating expenses in 2004. This increase is primarily attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2005 G&A operating expenses and costs associated with the acquisition of iTech and DCI.

As a result, the Company had a net operating loss for the year ended December 31, 2005 of $577,531 compared to the 2004 operating profit of $44,386.

The Company had other expenses of $2,927,528 for the year ended December 31, 2005, versus $3,943 of other expenses for 2004. The increase in other expenses is primarily attributable to an increase in interest expense related to our outstanding convertible secured notes (and the beneficial conversion feature associated with the notes) and to the loss incurred in connection with our disposition of Marathon.

As a result, our net loss for the year ended December 31, 2005 was $3,505,059 versus net income of $29,380 for 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had negative net working capital of $395,141. Our current assets of $1,777,980 consisted of cash and cash equivalents of $1,041,433 and accounts receivable net of $736,547. Our current liabilities of $2,173,121 consisted of accounts payable and accrued expenses of $1,414,007; a factoring liability of $333,132, notes payable, current of $350,394; accounts payable related parties of $52,967; and derivatives liability of $20,621.

As of December 31, 2005, we had long-term debt of $2,829,680, consisting of $2,650,000 outstanding under our convertible secured notes and $179,680 in notes payable.

Net cash provided by operating activities for the year ended December 31, 2005 was $4243,191, compared to net cash provided by operations for the
2004 of $77,814.   Our increase of cash in operating activities in 2005 is
primarily attributable to our increased net loss for the period.

Net cash used in financing activities for the year ended December 31, 2005 was $1,600,000 compared with $1,949 in 2004. The increase reflects the purchase of DCI in November 2005.


Net cash provided by financing activities for the year ended December 31, 2005 was $2,361,078 compared with net cash used in financing activities of $39,445 in 2004. Cash provided by financing activities in 2005 reflects the proceeds from our issuance of convertible secured notes and advances from factoring of receivables.

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had an accumulated deficit of $3,555,650 at December 31, 2005. Our management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

In view of our net working capital deficit, operating cash flow deficit, long-term debt and the other matters described above, recoverability of a major portion of the recorded asset amounts shown in our consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon our ability to raise additional capital, obtain financing and to succeed in our future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We believe that our receivables factoring facility with Systran and the proceeds of sales of convertible secured notes under the 2005 securities purchase agreement will provide us with sufficient liquidity to meet our capital expenditures and working capital requirements for the near term. However, the operations of iTech and DCI, which will represent our entire business for the foreseeable future, were acquired in November 2005. Accordingly, we have a limited operating history upon which an evaluation of our prospects can be made. Our strategy is unproven and the revenue and
income potential from our strategy is unproven.   It is difficult for us to
predict future liquidity requirements with certainty and our forecast is based upon certain assumptions, which may differ from actual future outcomes. Over the longer term, we must successfully execute our plans to increase revenue and income streams that will generate significant positive cash flow if we are to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources.

We had an operating cash flow deficit in 2005. We do not currently have enough capital to repay our outstanding convertible secured notes and other liabilities and we may never generate enough revenue to repay the amounts owed. In addition, execution of our acquisition-based growth strategy will likely acquire significant additional capital.

As a result, our continued operations, ability to repay outstanding liabilities and growth strategy all depend on our ability to access the capital markets. We do not have any commitments or identified sources of additional capital from third parties, other than the commitment from the convertible secure note investors and Systran mentioned above, or from its officers, directors or majority shareholders. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business
operations and pursue our growth strategy.    In the event we do not raise
additional capital, it is likely that our growth will be restricted and that we may be forced to scale back or curtail implementing our business plan.


RECEIVABLES FACTORING FACILITY

On November 8, 2005, iTech and DCI entered into a Factoring and Security Agreement to sell accounts receivables to Systran Financial Services Corporation. The purchase price for each account sold is the face amount of the account less a discount of 1.5%. All accounts sold are with recourse by Systran. Systran may defer making payment to iTech of a portion of the purchase price payable for all accounts purchased which have not been paid up to 10.0% of such accounts (reserve).

CONVERTIBLE SECURED NOTES

On August 31, 2004, the Company entered into a securities purchase agreement with four accredited investors for the sale of secured convertible notes having an aggregate principal amount of $700,000, a 10% annual interest rate payable quarterly, and a term of two years. We also agreed to sell warrants to purchase up to an aggregate of 700,000 shares of our Common Stock at $0.45 per share. We only sold $500,000 principal amount of secured convertible notes under the 2004 agreement. As a result, we sold to the investors warrants to purchase up to an aggregate of 5,556
shares of our Common Stock at $40.50 per share.   The investors have agreed
to purchase the remaining $200,000 commitment under the terms of our 2005 securities purchase agreement with the investors.

On November 4, 2005, we entered into an additional securities purchase agreement with the same accredited investors, for the sale of secured convertible notes having an aggregate principal amount of $3,000,000, an 8% annual interest rate (payable quarterly), and a term of three years. We also agreed to sell warrants to purchase up to an aggregate of 15,000,000 shares of our Common Stock at $0.10 per share.

As of May 12, 2006, we had issued under the two securities purchase agreements:

     - $3,075,000 aggregate principal amount of secured convertible notes,

     - Warrants to purchase 5,556 shares of our Common Stock at $40.50 per shares, and

     - Warrants to purchase 143,056 shares of our Common Stock at $9.00 per share.

The investors are required to purchase an additional $625,000 principal amount of secured convertible notes and warrants to purchase 2,222 shares of our Common Stock at $40.50 per share and warrants to purchase 23,611 shares of our Common Stock at $9.00 per share five days following the date that the registration statement for the resale of the shares of common stock issuable upon conversion of the secured convertible notes and exercise of the warrants is declared effective by the Securities and Exchange Commission and if other conditions are satisfied, including: (i) the Company's representations and warranties contained in the 2005 securities purchase agreement being true and correct in all material respects on the date when made and as of the date of such purchase; (ii) the Company having performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by the 2005 agreement; (iii) there being no litigation, statute, rule, regulation, executive order, decree, ruling or injunction that has been enacted, entered, promulgated or endorsed by or in any court or government authority of competent jurisdiction or any self-regulatory organization having requisite authority which prohibits the transactions contemplated by the 2005 agreement; (iv) no event having occurred which could reasonably be expected to have a material adverse effect on the Company; and (v) the shares of Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants having been authorized for quotation on the OTC Bulletin Board and trading in our Common Stock on the OTC Bulletin Board having not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board.



In connection with the 2005 securities purchase agreement, we entered into a security agreement, whereby we granted the investors a continuing, first priority security interest in the Company's general assets including all of the Company's:

     - Goods, including without limitations, all machinery, equipment, computers, motor vehicles, trucks, tanks, boats, ships, appliances, furniture, special and general tools, fixtures, test and quality control devices and other equipment of every kind and nature and wherever situated;

     - Inventory (except that the proceeds of inventory and accounts receivable;

     - Contract rights and general intangibles, including, without limitation, all partnership interests, stock or other securities, licenses, distribution and other agreements, computer software development rights, leases, franchises, customer lists, quality control procedures, grants and rights, goodwill, trademarks, service marks, trade styles, trade names, patents, patent applications, copyrights, deposit accounts, and income tax refunds;

     - Receivables including all insurance proceeds, and rights to refunds or indemnification whatsoever owing, together with all instruments, all documents of title representing any of the foregoing, all rights in any merchandising, goods, equipment, motor vehicles and trucks which any of the same may represent, and all right, title, security and guaranties with respect to each receivable, including any right of stoppage in transit; and Documents, instruments and chattel paper, files, records, books of account, business papers, computer programs and the products and proceeds of all of the foregoing and the Company's intellectual property.

Additionally, we entered into an intellectual property security agreement with the investors, whereby we granted them a security interest in all of the Company's software programs, including source code and data files, then owned or thereafter acquired, all computers and electronic processing hardware, all related documentation, and all rights with respect to any copyrights, copyright licenses, intellectual property, patents, patent licenses, trademarks, trademark licenses or trade secrets.

Additional material terms of the 2005 securities purchase agreement, the secured convertible notes and the warrants are described below:


Conversion and Conversion Price
-------------------------------

The secured convertible notes are convertible into our Common Stock, at the investors' option, at the lower of (i) $0.90 or (ii) 50% of the average of the three lowest intraday trading prices for the Common Stock on a principal market for the 20 trading days before but not including the conversion date. Accordingly, there is in fact no limit on the number of shares into which the notes may be converted.

The conversion price is adjusted after major announcements by the Company. In the event the Company makes a public announcement that the Company intends to consolidate or merge with any other corporation (other than a merger in which the Company is the surviving or continuing corporation and its capital stock is unchanged) or sell or transfer all or substantially all of the assets of the Company or any person, group or entity (including the Company) publicly announces a tender offer to purchase 50% or more of the Company's Common Stock (or any other takeover scheme) then the conversion price will be equal to the lower of the conversion price that would be effect on the date the announcement is made or the current conversion price at the time the secured convertible note holders wish to convert.

The secured convertible notes also provide anti-dilution rights, whereby the conversion price shall be adjusted in the event that the Company issues or sells any shares of Common Stock for no consideration or consideration less than the average of the last reported sale prices for the shares of the Common Stock on the OTC Bulletin Board for the five trading days immediately preceding such date of issuance or sale. The conversion price is also proportionately increased or decreased in the event of a reverse stock split or forward stock split, respectively. The conversion price is also adjusted in the event the Company effects a consolidation, merger or sale of substantially all its assets (which may also be treated as an event of default) or if the Company declares or makes any distribution of its assets (including cash) to holders of its Common Stock, as provided in the secured convertible notes.

If a note holder gives the Company a notice of conversion relating to the secured convertible notes and the Company is unable to issue such note holder the shares of Common Stock underlying the secured convertible note within five days from the date of receipt of such notice, the Company is obligated to pay the note holder $2,000 for each day that the Company is unable to deliver such Common Stock underlying the secured convertible note.



The secured convertible notes contain a provision whereby no note holder is able to convert any part of the notes into shares of the Company's Common Stock, if such conversion would result in beneficial ownership by the note holder and its affiliates of more than 4.99% of the Company's then outstanding shares of Common Stock.

In addition, we have the right under certain circumstances described below under "Company Call Option and Prepayment Rights" to prevent the note holders from exercising their conversion rights during any month after a month in which we have exercised certain prepayment rights.


Company Call Option and Prepayment Rights
-----------------------------------------

Each secured convertible note contains a call option in favor of the Company, whereby as long as no event of default under the note has occurred, the Company has a sufficient number of authorized shares reserved for issuance upon full conversion of the secured convertible notes and our Common Stock is trading at or below $0.90 per share (subject to adjustment in the secured convertible note), the Company has the right to prepay all or a portion of the note. The prepayment amount is equal to the total amount of principal and accrued interest outstanding under the note, and any other amounts which may be due to the note holders, multiplied by 130%.


In the event that the average daily trading price of our Common Stock for each day of any month is below $0.90, the Company may at its option prepay a portion of the outstanding principal amount of the secured convertible notes equal to 104% of the principal amount thereof divided by thirty-six plus one month's interest on the secured convertible notes, or the amount of the remaining principal and interest, whichever is less. No note holder is entitled to convert any portion of the secured convertible notes during any month after the month on which the Company exercises this prepayment option.

Events of Default
-----------------

Upon an event of default under the secured convertible notes, and in the event the note holders give the Company a written notice of default, an amount equal to 130% of the amount of the outstanding secured convertible notes and interest thereon shall become immediately due and payable or another amount as otherwise provided in the notes. Events of default under the secured convertible notes include the following:

     - failure to pay any amount of principal or interest on the notes; failure to issue shares to the selling stockholders upon conversion of the notes, and such failure continues for ten days after notification by the note holders;
     - failure to obtain effectiveness of the registration statement covering the resale of the shares of our Commons Stock issuable upon conversion of the secured convertible notes and the exercise of the warrants on or before September 15, 2006 (or October 10, 2006 if the Company is making a good faith effort to respond to the Securities and Exchange Commission's comments), or an effective registration statement covering such shares ceases to be effective for any ten consecutive days or any twenty days in any twelve month period;


     - breaches by the Company of any of the convents contained in the notes;
     - breaches by the Company of any representations and warranties made in the 2005 securities purchase agreement or any related document;
     - appointment by the Company of a receiver or trustee or makes an assignment for the benefit of creditors;
     -    filing of any judgment against the Company for more than $50,000;
     - bringing of bankruptcy proceedings against the Company and such proceedings are not stayed within sixty days of such proceedings being brought; or
     - delisting of the Common Stock from the OTC Bulletin Board or equivalent replacement exchange.

Stock Purchase Warrants
-----------------------

The warrants expire five years from their date of issuance. The warrants include anti-dilution rights, whereby the exercise price of the warrants shall be adjusted in the event that the Company issues or sells any shares of the Company's Common Stock for no consideration or consideration less than the average of the last reported sale prices for the shares of the Company's Common Stock on the OTC Bulletin Board for the five trading days immediately preceding such date of issuance or sale. The exercise price of the warrants are also proportionately increased or decreased in the event of a reverse stock split or forward stock split, respectively. The exercise price is also adjusted pursuant to the warrants in the event the Company effects a consolidation, merger or sale of substantially all of its assets and/or if the Company declares or makes any distribution of its assets (including cash) to holders of its common stock as a partial liquidating dividend, as provided in the warrants.

The warrants also contain a cashless exercise, whereby after February 2, 2006, and if a registration statement covering the warrants is not effective, the warrant holders may convert the warrants into shares of the Company's restricted Common Stock. In the event of a cashless exercise under the warrants, in lieu of paying the exercise price in cash, the selling stockholders can surrender the warrant for the number of shares of Common Stock determined by multiplying the number of warrant shares to which it would otherwise be entitled by a fraction, the numerator of which is the difference between (i) the average of the last reported sale prices for the Company's Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise and (ii) the exercise price, and the denominator of which is the average of the last reported sale prices for the Company's Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise . For example, if the selling stockholder is exercising 100,000 warrants with a per warrant exercise price of $0.75 per share through a cashless exercise when the average of the last reported sale prices for the Company's Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise is $2.00 per share, then upon such cashless exercise the warrant holder will receive 62,500 shares of the Company's Common Stock.

Registration Rights Agreement
-----------------------------

We also entered into a registration rights agreement with the investors that grants the investors demand registration rights with respect to 200% of the Common Stock underlying the secured convertible notes and 200% of the Common Stock underlying the warrants. The Company will be subject to the payment of certain damages in the event that it does not satisfy its obligations including its obligation to have a registration statement with respect to the Common Stock underlying the secured convertible notes and warrants declared effective by the Securities and Exchange Commission on or prior to September 15, 2006; in the event that after the registration statement is declared effective, sales of the Company's securities cannot be made pursuant to the registration statement; and in the event that the Company's Common Stock is not listed on the OTC Bulletin Board or the NASDAQ, New York of American stock exchanges. The damages are equal to
0.02 times the number of months (prorated for partial months) that any such event occurs (subject to adjustment as provided in the registration rights agreement).



Side Letter Agreement
---------------------

We entered into a aide letter agreement with the investors on November 10, 2005. The Side Letter Agreement provided that in consideration for the November 2005 sale of the secured convertible notes, the investors agreed that the face amount of the $500,000 of secured convertible notes issued to the investors in August 2004 and the $200,000 in secured convertible notes which remained to be issued under the 2004 securities purchase agreement upon the effectiveness of a registration statement covering such secured convertible notes shall be included in the amount advanced to the Company under the November 2005 secured convertible notes. The side letter agreement also provided that the terms of the 2005 securities purchase agreement shall supercede the prior 2004 securities purchase agreement and that all interest, penalties, fees, charges or other obligations accrued or owed by the Company to the investors pursuant to the 2004 securities purchase agreement are waived, provided that in the event of any material breach of the 2005 securities purchase agreement by the Company, which breach is not cured within five days of receipt by the Company of written notice of such breach, the novation of the 2004 securities purchase agreement and the waiver of the prior obligations thereunder shall be revocable by the selling stockholders and all such prior obligations shall be owed as if the 2004 securities purchase agreement was never superceded.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Principles of Consolidation
----------------------------

The consolidated financial statements include the accounts of Monarch Staffing, Inc. (formerly MT Ultimate Healthcare Corp.) (Monarch), and its wholly-owned subsidiaries, iTechexpress, Inc. (iTech) and Drug Consultants, Inc. (DCI), and iTech's wholly-owned subsidiary, Success Development Group, Inc. (SDC). All material intercompany accounts and transactions have been eliminated in the consolidation.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.


Cash
----

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Accounts Receivable
-------------------

Accounts receivable consists of amounts billed to customers upon performance of service. The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified.

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."
SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.

Goodwill
--------

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.

Beneficial Conversion Feature
-----------------------------

From time to time, the Company has debt with conversion options that provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Forces ("EITF") Issue No. 98-5 ("EITF 98-05"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."

If a BCF exists, the Company records it as a debt discount and amortizes it to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.


Derivative Financial Instruments
--------------------------------

The Company's derivative financial instruments consist of embedded derivatives related to the convertible notes, since the notes are not conventional convertible debt (see Note 8). The embedded derivatives include the conversion feature, monthly payment options, variable interest features, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.

Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income. The derivative and warrant liabilities are recorded as long-term liabilities in the consolidated balance sheet.

Revenue Recognition
-------------------

Revenue is recognized when earned. Revenues and costs of revenues from services are recognized during the period in which the service is performed.

The Company has contracts with various governments and governmental agencies. Government contracts are subject to audit by the applicable governmental agency. Such audits could lead to inquiries from the government regarding the allowability of costs under applicable government regulations and potential adjustments of contract revenues. To date, the Company has not been involved in any such audits.

Income Taxes
------------

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations. We currently have recorded a valuation allowance against all of our deferred tax assets. We have considered future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If actual results differ favorably from these estimates, we may be able to realize some or all of the deferred tax assets, which could favorably impact our operating results.


Issuance of Shares for Non-Cash Consideration
---------------------------------------------

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The majority of equity instruments have been valued at the market value of the shares on the date issued.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.


ITEM 7. FINANCIAL STATEMENTS

The Reports of Independent Registered Public Accounting Firms and the consolidated financial statements of the Company and the notes thereto appear on the following pages.






                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

                     CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 2005










                              C O N T E N T S


Report of Independent Registered Public Accounting Firm. . . . . . . . . .3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . .5

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . .6

Consolidated Statements of Stockholders' Equity (Deficit). . . . . . . . .7

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . .8

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . .9





/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Monarch Staffing, Inc. and Subsidiaries
(formerly MT Ultimate Healthcare Corp.)
Irvine, California

We have audited the accompanying consolidated balance sheet of Monarch Staffing, Inc. and Subsidiaries (formerly MT Ultimate Healthcare Corp.) as of December 31, 2005, and the related consolidated statement of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Staffing, Inc. and Subsidiaries (formerly MT Ultimate Healthcare Corp.) as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has a stockholders' deficiency and has suffered significant losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
May 4, 2006

                                     3




Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
iTechexpress, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of iTechexpress, Inc. (the "Company") for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of iTechexpress, Inc. for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company has an accumulated deficit and a working capital deficit as of December 31, 2004. As discussed in Note 10 to the consolidated financial statements, these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also discussed in
Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Corbin & Company, LLP
Irvine. California
December 14, 2005








                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
                         Consolidated Balance Sheet

                                   ASSETS
                                                               December 31,
                                                                   2005
                                                               ------------
CURRENT ASSETS

 Cash and cash equivalents (Note 1)                            $ 1,041,433
 Accounts receivable, net (Note 1)                                 736,547
                                                               ------------
   Total Current Assets                                          1,777,980

OTHER ASSETS

 Goodwill (Note 1)                                               1,245,481
                                                               ------------
  Total Other Assets                                             1,245,481
                                                               ------------
  TOTAL ASSETS                                                 $ 3,023,461
                                                               ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                              $   886,125
 Accounts payable - related party (Note 3)                          52,967
 Accrued expenses                                                  527,882
 Derivatives (Note 7)                                               20,621
 Factoring liability (Note 6)                                      335,132
 Notes payable - current portion (Note 4)                          350,394
                                                               ------------
  Total Current Liabilities                                      2,173,121

LONG-TERM DEBT
 Notes payable (Note 4)                                            179,680
 Callable secured convertible notes payable (Note 5)             2,650,000
                                                               ------------
  Total Long-Term Debt                                         $ 2,829,680
                                                               ------------
  Total Liabilities                                            $ 5,002,801
                                                               ------------
COMMITMENTS (Note 9)                                                 -
                                                               ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value; 400,000,000 shares
  authorized, 9,862,690 outstanding (retroactively
  restated) (Note 1)                                                 9,863
 Additional paid-in capital (retroactively restated)             1,566,447
 Accumulated deficit                                            (3,555,650)
                                                               ------------
  Total Stockholders' Equity (Deficit)                         $(1,979,340)
                                                               ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $ 3,023,461
                                                               ============

 The accompanying notes are an integral part of these financial statements.
                                     5


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
                   Consolidated Statements of Operations

                                                     For the Years Ended
                                                        December 31,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
REVENUES
 Revenues, net                                   $ 1,851,148   $   391,412
 Management fees from affiliates                         -         113,825
                                                 ------------  ------------
  Total Revenues                                   1,851,148       505,237

OPERATING EXPENSES
 Cost of revenues                                  1,154,862       220,383
 General and administrative                        1,248,994       191,297
 Depreciation and amortization                         1,649         4,538
 Bad debt expense                                     23,174        44,183
                                                 ------------  ------------
  Total Operating Expenses                         2,428,679       460,401

INCOME (LOSS) FROM OPERATIONS                       (577,531)       44,836
                                                 ------------  ------------
OTHER INCOME (EXPENSE)
 Interest income                                         196           -
 Loss on discontinued operations (Note 8)            (15,825)          -
 Loss on disposition of subsidiary (Note 8)         (699,616)          -
 Loss on disposition of asset                         (1,062)          -
 Gain (loss) on derivative valuation (Note 7)        105,448           -
 Interest expense                                 (2,316,669)       (3,943)
                                                 ------------  ------------
  Total Other Income (Expense)                    (2,927,528)       (3,943)
                                                 ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES                 (3,505,059)       40,893

 Provision for income taxes                              -         (11,513)
                                                 ------------  ------------
NET INCOME (LOSS)                                $(3,505,059)  $    29,380
                                                 ============  ============
BASIC INCOME (LOSS) PER SHARE                    $     (1.60)  $      0.00
                                                 ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                      2,186,020     9,203,704
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     6

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
         Consolidated Statements of Stockholders' Equity (Deficit)

                                     Common Stock          Additional
                               --------------------------    Paid-in      Accumulated
                                  Shares        Amount       Capital       Deficit
                               ------------  ------------  ------------  ------------
Balance, January 1, 2004
 (retroactively restated)        9,203,704   $     9,204   $  (582,894)  $   (79,971)

Net income for the year ended
 December 31, 2004                    -             -             -           29,380
                               ------------  ------------  ------------  ------------
Balance, December 31, 2004
 (retroactively restated)        9,203,704         9,204      (582,894)      (50,591)

Common stock issued to acquire
 iTechexpress (Note 1)           1,055,556         1,056        (1,056)          -

Common stock cancelled through
 spinoff of subsidiary (Note 1)   (396,569)         (397)          397           -

Interest cost associated with
 the beneficial conversion
 feature of notes payable
 (Note 5)                              -             -       2,150,000           -

Net loss for the year ended
 December 31, 2005                     -             -             -      (3,505,059)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2005
 (retroactively restated)        9,862,690   $     9,863   $ 1,566,447   $(3,555,650)
                               ============  ============  ============  ============









 The accompanying notes are an integral part of these financial statements.
                                     7

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
                   Consolidated Statements of Cash Flows

                                                               For the Years Ended
                                                                   December 31,
                                                           --------------------------
                                                               2005          2004
                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         $(3,505,059)  $    29,380
 Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation                                                   1,649         4,538
  Deferred income taxes                                            -           9,993
  Loss on disposition of subsidiary                            699,616           -
  Loss on disposition of asset                                   1,062           -
  (Gain) loss on derivative valuation                         (105,448)          -
  Beneficial conversion interest                             2,150,000           -
  Bad debt expense                                             322,727        44,183
Changes in operating assets and liabilities:
 Accounts receivable                                           381,161       (55,152)
 Accounts payable                                              133,187        48,221
 Accrued expenses and other current liabilities                164,295        (3,349)
                                                           ------------  ------------
  Net Cash Provided by (Used in) Operating Activities          243,191        77,814
                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of subsidiary                                     (1,600,000)          -
 Cash paid for property and equipment                              -          (1,949)
                                                           ------------  ------------
   Net Cash (Used in) Investing Activities                  (1,600,000)       (1,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment to shareholder                                          -         (39,445)
 Payments made on notes payable                               (124,054)          -
 Net advances from factored receivables                        335,132           -
 Proceeds received on convertible debt                       2,150,000           -
                                                           ------------  ------------
  Net Cash Provided by (Used in) Financing Activities        2,361,078       (39,445)

NET INCREASE IN CASH AND CASH EQUIVALENTS                    1,004,269        36,420

CASH AND CASH EQUIVALENTS AT BEG OF YEAR                        37,164           744
                                                           ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 1,041,433   $    37,164
                                                           ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash Payments For:
  Interest                                                 $    14,670   $       -
  Income taxes                                             $       -     $     4,869





 The accompanying notes are an integral part of these financial statements
                                     8

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.  Organization

          The consolidated financial statements presented are those of Monarch Staffing, Inc. (formerly MT Ultimate Healthcare Corp.) (Monarch), and its wholly-owned subsidiaries, iTechexpress, Inc. (iTech) and Drug Consultants, Inc. (DCI), and iTech's wholly-owned subsidiary, Success Development Group, Inc. (SDC). Collectively, they are referred to herein as the "Company". Monarch was originally incorporated in Nevada under the name JavaJuice.net on September 13, 2001. The Company filed amended Articles of Incorporation with the State of Nevada on August 15, 2003 to change the name to MT Ultimate Healthcare Corp. On March 31, 2006, the name was changed to Monarch Staffing, Inc. Monarch was organized to operate a payroll nurse staffing and homecare business, and provided healthcare professionals to hospitals, nursing homes, licensed home care service agencies, other health-related businesses, to the homes of the elderly, sick and incapacitated.

          Prior to the Spinoff Agreement as described below, Monarch also included Abundant Nursing, Inc. (Abundant) (a Pennsylvania corporation), wholly-owned by Monarch through an acquisition agreement dated October 1, 2004. Abundant provided staffing in the central area of Pennsylvania and the Lancaster area.

          In addition, as disclosed in prior filings of the Company, Monarch included a wholly-owned subsidiary, BP Senior Care, Inc.
          (BP), acquired on May 20, 2004. The acquisition agreement between Monarch and BP, however, was rescinded during 2005. The financial statements do not include any amounts related to the operations of BP.

          On November 4, 2005, Monarch and iTech and the former iTech shareholders entered into a Share Exchange and Reorganization Agreement (the "Exchange" or "Acquisition") whereby iTech became a wholly-owned subsidiary of Monarch. As part of the Exchange, Monarch acquired 100% of the issued and outstanding shares of iTech in exchange for 828,333,333 (9,203,704 post-split) newly issued shares of Monarch's common stock. As the number of shares issued represented approximately 92% of the outstanding common stock of Monarch after issuance, the transaction has been accounted for as a reverse takeover of Monarch by the shareholders of iTech. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of iTech; therefore, these consolidated financial statements represent a continuation of iTech, not Monarch, the legal survivor. iTech is treated as the survivor for accounting purposes and Monarch is the survivor for legal purposes. The historical financial statements presented are those of iTech rather than Monarch.

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          a.  Organization (Continued)

          On November 7, 2005, iTech entered into a Stock Purchase Agreement ("Purchase") with Drug Consultants, Inc. ("DCI"), whereby DCI became a wholly-owned subsidiary of iTech. As part of the Purchase, iTech purchased all of the outstanding shares of DCI from the former shareholder of DCI for a purchase price of $1,800,000, of which $1,600,000 was paid at the closing of the Purchase and $200,000 shall be paid pursuant to a Secured Promissory Note (see Note 5). The Promissory Note is secured by a Stock Pledge Agreement ("Pledge Agreement"), whereby iTech pledged to the former DCI shareholder 51% of the stock of DCI ("DCI Stock") held by iTech to secure the full and prompt payment and performance by iTech of the Promissory Note. Pursuant to this Purchase, the Company recorded goodwill of $1,245,481.

          Effective December 15, 2005, Macdonald Tudeme and Marguerite Tudeme (collectively, the "Tudemes"), the former controlling shareholders of the Company and the Company entered into a Spinoff Agreement ("Spinoff") which provided for (1) the transfer of the corporate names, business, operations, assets, properties, intellectual properties, trademarks, service marks, trade names, uniform resource locators, telephone numbers, and goodwill of the Company and its subsidiaries (other than iTech and DCI), together with the operating business of Abundant, to be placed into to a newly-formed Delaware corporation wholly-owned by the Company ("Newco"), (2) the acquisition and cancellation by the Company from the Tudemes of their outstanding shares of capital stock of the Company, totaling 35,691,200 (396,569 post-split) shares, (3) the assumption and release by the Company and its subsidiaries and the Tudemes of certain liabilities, and
          (4) the sale to the Tudemes of all of the outstanding capital stock of Newco, and the payment to the Tudemes of $80,441 for amounts owed to the Tudemes and other creditors by the Company, of which $50,000 was paid prior to December 31, 2005.

          The Company also entered into a Security Agreement ("Security Agreement") with Newco, whereby the Company pledged to Newco 20,000,000 shares of its common stock as collateral ("Collateral") to secure its performance and payment of the promissory note payable to Lisa Stern ("Stern Note") originally entered into as part of Monarch's purchase of Abundant during 2004. The Company will be in default under the Security Agreement upon the failure to pay any principal or interest of the Stern Note when due. Upon default, Newco is able to retain the Collateral and apply the consideration received from the Collateral against any principal and interest due.

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          a.  Organization (Continued)

          iTech, established in 1999 and located in Irvine, California, places technicians into technical jobs in both commercial and government sectors on a national basis. iTech has performed various IT and staffing services for clients such as Best Buy, Equant NV and Office Depot. iTech maintains a proprietary database of staff associates and field technicians for servicing its clients.

          iTech's wholly-owned subsidiary, Success Development Group, Inc., a Nevada corporation, established in April 2000, provides management services on behalf of iTech and other clients of iTech.

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

          As a result of the above transactions, the operations of the Company going forward will be comprised of the operations of iTech, DCI and SDG.

          Subsequent to December 31, 2005, the Company effected a one-for-ninety (1 for 90) reverse stock split of its outstanding common stock. The accompanying financial statements have been adjusted to retroactively reflect this stock split.

          b.  Basis of Presentation

          The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for the presentation of financial information. These consolidated financial statement, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheet, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.

          c.  Accounting Methods

          The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          d.  Cash and Cash Equivalents

          Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

          e.  Principles of Consolidation

          The consolidated financial statements include the accounts of Monarch Staffing, Inc. (formerly MT Ultimate Healthcare Corp.) (Monarch), and its wholly-owned subsidiaries, iTechexpress, Inc. (iTech) and Drug Consultants, Inc. (DCI), and iTech's wholly-owned subsidiary, Success Development Group, Inc. (SDC). All material intercompany accounts and transactions have been eliminated in the consolidation.

          f.  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.

          g.  Accounts Receivable

          Accounts receivable are shown net of an allowance for doubtful accounts of $0 at December 31, 2005. An allowance is established whenever receivables are over 90 days old and the customer has not responded to efforts to reconcile differences. Such receivables are deemed to be uncollectible after 180 days. There were no such receivables for the current year.

          h.  Basic Income (Loss) Per Share

          The computations of basic income (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock warrants, in the amount of $10,750,000, have been considered but have not been included in the calculation as their effect is antidilutive for the periods presented.

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          h.  Basic Income (Loss) Per Share (Continued)

                                                        December 31,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
          Numerator   income (loss)              $(3,505,059)  $    29,380

          Denominator - weighted average number
           of shares outstanding                   2,186,020     9,203,704
                                                 ------------  ------------
          Income (loss) per share                $     (1.60)  $      0.00
                                                 ============  ============

          i.  Revenue Recognition

          The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

          j.  Provision for Income Taxes

          The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

          No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,454,000 as of December 31, 2005 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2021. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused.

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          j.  Provision for Income Taxes (Continued)

          Deferred tax asset and the valuation account is as follows at December 31, 2005:

          Deferred tax asset:
           NOL carryforward                                    $   494,360
           Valuation allowances                                   (494,360)
                                                               ------------
            Total                                              $     -
                                                               ============

          The components of income tax expense are as follows:

          Change in NOL benefit                                $   453,709
          Change in valuation allowance                           (453,709)
                                                               ------------
          Total                                                $     -
                                                               ============


          k.  Goodwill

          Goodwill represents the excess of cost over fair value of net assets acquired through acquisitions. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 issued in June 2001, goodwill recorded by the Company has not been amortized and will be evaluated on an annual basis, or sooner if deemed necessary, in connection with other long-lived assets, for potential impairment.

          As previously discussed, effective November 7, 2005, the Company acquired the business and certain related assets of DCI, an unrelated company. The purchase price of $1,800,000 was satisfied by the Company paying $1,600,000 in cash and a $200,000 pursuant to a secured promissory note. The acquisition was an arm's length transaction and has been accounted for using the purchase method.

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          k.  Goodwill (Continued)

          The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is based upon management's best estimate of the relative fair values of the identifiable assets acquired and liabilities assumed.

          Net assets acquired:
           Accounts receivable                                 $ 1,401,560
           Goodwill                                              1,245,481
                                                               ------------
           Net assets acquired                                   2,647,041

          Net liabilities assumed:
           Accounts payable and accrued expenses               $   722,987
           Notes payable                                           124,054
                                                               ------------
           Net liabilities assumed                                 847,041

           Consideration paid                                    1,800,000
                                                               ------------

          l.  Newly Adopted Pronouncements

          On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment , which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after December 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. The Company adopted this new standard during the fourth fiscal quarter of 2005, but had no share-based employee compensation during the year.

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          l.  Newly Adopted Pronouncements (Continued)

          In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

          In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement became effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          l.  Newly Adopted Pronouncements (Continued)

          In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets . This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement became effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

          In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

          The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statement presentation.

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          m.  Fair Value of Financial Instruments

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

          n.  Concentrations of Credit Risk

          The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

          The Company also had $841,219 on deposit with a financial institution at December 31, 2005. Such deposits were not insured beyond the federally insured limit of $100,000 per account.

          o.  Beneficial Conversion Feature

          The Company has adopted Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF Issue No. 00-27, "Application of EITF Issue No.
          98-5 to Cetain Convertible Instruments."    The Company incurred
          debt whereby the convertible feature of the debt provides for a rate of conversion that is below market value. This feature is recorded by the Company as a beneficial conversion feature pursuant to EITF Issue No. 98-5 and 00-27.

          p.  Property and Equipment

          Provision for depreciation of property and equipment is computed on the straight-line method for financial reporting purposes. Depreciation is based upon estimated useful lives as follows:

          Computer equipment                                        3 years
          Furniture and fixtures                                  5-7 years

          Maintenance, repairs, and renewals which neither materially add to the value of the property and equipment nor appreciably prolong its life are charged to expense as incurred.

          Depreciation expense for the years ended December 31, 2005 and 2004 was $1,649 and $4,538, respectively. At December 31, 2005, the Company recorded a loss on disposition of assets totaling $1,062 for the remaining book value of assets previously recorded. Accordingly, property and equipment at December 31, 2005 was $0.
                                     18

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 2 -  GOING CONCERN

          The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a significant loss for 2005 which has resulted in an accumulated deficit of $3,555,650 at December 31, 2005. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

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

NOTE 3 -  RELATED PARTY TRANSACTIONS

          As part of the Spinoff Agreement as previously described, an additional $30,167 is owed by the Company to the former controlling shareholders of Monarch. The amount is non-interest bearing, unsecured, and payable on demand.

          An additional $22,800 is also owed to a shareholder at December 31, 2005. This amount is also non-interest bearing, unsecured, and due on demand.




                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 4 -  NOTES PAYABLE

          Notes payable consisted of the following at December 31, 2005:
          Note payable to the former owner of Abundant Nursing
            Inc. interest at 7% per annum, principal and interest
            payments of $5,841 due monthly, matures on October
            1, 2009, secured by the stock of Abundant Nursing
            Inc. (see Note below).                                        $  235,074

          Note payable to the former owner of Drug Consultants
            Inc. interest at 7% per annum, principal and interest
            due March 6, 2006, secured by a Stock Pledge
            Agreement (see Stock Pledge Agreement below).                    200,000

          Note payable to an individual, non-interest bearing,
            principal due on demand, unsecured.                               30,000

          Note payable to an individual, non-interest bearing,
            principal due on demand, unsecured.                               65,000
                                                                         ------------
          Total notes payable                                                530,074
          Less: current portion                                             (350,394)
                                                                         ------------
          Long-term portion of notes payable                             $   179,680
                                                                         ============

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 4 -  NOTES PAYABLE (Continued)

          The aggregate principal maturities of notes payable are as follows:

          Years ending December 31,                                Amount
          -------------------------                            ------------
                    2006                                         $ 350,394
                    2007                                            59,400
                    2008                                            63,695
                    2009                                            56,585
                    Thereafter                                         -
                                                               ------------
                    Total                                      $   530,074
                                                               ============

          Note: The Company also entered into a Security Agreement ("Security Agreement") with Newco (as described in Note 1), whereby the Company pledged to Newco 20,000,000 shares of its common stock as collateral ("Collateral") to secure its performance and payment of the promissory note payable originally entered into as part of the Company's purchase of Abundant. The Company will be in default under the Security Agreement upon the failure to pay any principal or interest of the Abundant Note when due. Upon default, Newco is able to retain the Collateral and apply the consideration received from the Collateral against any principal and interest due.

          Stock Pledge Agreement
          ----------------------
          Pursuant to the acquisition of DCI and the above promissory note, the Company entered into a Stock Pledge Agreement whereby iTech pledged to the former DCI shareholder 51% of the stock of DCI ("DCI Stock") held by iTech to secure the full and prompt payment and performance by iTech of the Promissory Note. iTech shall be in default under the Pledge Agreement upon the failure to pay any principal or interest of the Promissory Note when due. Upon default, the former DCI shareholder shall retain the DCI Stock and can apply the consideration received from the DCI Stock against any principal and interest due. Additionally, any unpaid amount of the Promissory Note if not paid when due, will bear interest at 12% per annum.



                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 5 -  CALLABLE SECURED CONVERTIBLE NOTES

          Transaction
          -----------
          On November 4, 2005 (the "Closing"), the Company entered into a Securities Purchase Agreement (the "Agreement") with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified"), and New Millennium Capital Partners II, LLC ("New Millennium") (Partners, Offshore, Qualified and New Millennium are collectively referred to herein as the "Buyers") to purchase callable secured convertible notes having an aggregate principal amount of $3,000,000, a 8% annual interest rate payable quarterly, provided that no interest shall be due and payable for any month in which the trading price of the Company's common stock on the OTC Bulletin Board is greater than $0.02 for each intraday trading day of the month, a term of three (3) years, and a conversion price, as of Closing, of $0.01 per share (the "Notes"). As of Closing, the $3,000,000 of Notes were convertible into 300,000,000 shares of Common Stock.

          The Company may call the notes at a premium upon certain conditions. The Agreement also provided for the issuance of warrants to purchase an aggregate of up to 15,000,000 shares of the Company's Common Stock, with an exercise price of $0.10 per share (the "Warrants").

          In addition to the $500,000 that was originally owed prior to this new transaction to the Buyers, the Company received a total of $2,150,000 in connection with the Agreement and had issued Warrants to purchase 10,750,000 shares of Common Stock to the Buyers (See Note 8). A beneficial conversion feature was recognized at the time of the issuance of the new notes in the amount of $2,150,000, which has been recorded as additional interest expense for the year ended December 31, 2005.

          Pursuant to the Agreement, the Buyers agreed to purchase additional Notes in an aggregate principal amount of $850,000 and additional warrants to purchase an aggregate of 4,250,000 shares of common stock, for an aggregate purchase price of $850,000, within five days of an effective Registration Statement covering the shares convertible in connection with the Notes.

          In connection with the Agreement, the Company entered into a Security Agreement, whereby it granted the Buyers a continuing, first priority security interest in the Company's general assets including all of the Company's fixed assets, inventory, contract rights and general intangibles and accounts receivable.

          Additionally, in connection with the Closing, the Company entered into an Intellectual Property Security Agreement with the Buyers, whereby the Company granted the Buyers a security interest in all of the Company's software programs, including source code and data files, then owned or thereafter acquired, all computers and electronic processing hardware, all related documentation, and all rights with respect to any copyrights, copyright licenses, intellectual property, patents, patent licenses, trademarks, trademark licenses or trade secrets.

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 5 -  CALLABLE SECURED CONVERTIBLE NOTES
          (Continued)

          Conversion
          ----------

          The conversion price of the Notes is determined at the time of conversion and is calculated as the lesser of the "Variable Conversion Price" or $0.01 (the "Conversion Price"). The "Variable Conversion Price" is the average of the three (3) lowest trading prices of the Company's common stock, $.001 par value per share (the "Common Stock") during the twenty (20) trading day period ending one trading day before the date that a Buyer sends notice of conversion to the Company multiplied by 50%, subject to adjustment in the Notes. In the event that the Company announces a merger other than when the Company is the surviving entity or sells or transfers all or substantially all of the assets of the Company, or any person announces a tender offer to purchase more than 50% of the Company's then outstanding common stock, the Conversion Price is adjusted pursuant to the Note.

          If a Buyer gives the Company a notice of conversion relating to the Note and the Company is unable to issue such Buyer the shares of common stock underlying the Note within five days from the date of receipt of such notice, the Company is obligated to pay the Buyer $2,000 for each day that the Company is unable to deliver such stock underlying the Note.

          The Notes contained a provision whereby no Buyer is able to convert any part of the Notes into shares of the Company's common stock, if such conversion would result in beneficial ownership by the Buyer and its affiliates of more than 4.99% of the Company's then outstanding shares of Common Stock.

          The Notes included anti-dilution rights, whereby the Conversion Price of the Notes shall be adjusted in the event that the Company issues or sells any shares of the Company's common stock for no consideration or consideration less than the average of the last reported sale prices for the shares of the Company's common stock on the OTCBB for the five (5) trading days immediately preceding such date of issuance or sale. The Conversion Price of the Notes are also proportionately increased or decreased in the event of a reverse stock split or forward stock split, respectively. The Conversion Price is also adjusted pursuant to the Notes in the event the Company effects a consolidation, merger or sale of substantially all its assets (which may also be treated as an Event of Default, as defined below) or if the Company declares or makes any distribution of its assets (including cash) to holders of its common stock, as provided in the Notes.

          Upon an "Event of Default" under the Notes, and in the event the Buyers give the Company a written notice of default, an amount equal to 130% of the amount of the outstanding Notes and interest thereon shall become immediately due and payable or another amount as otherwise provided in the Notes.


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 5 -  CALLABLE SECURED CONVERTIBLE NOTES
          (Continued)

          Conversion (Continued)
          ----------------------

          Events of Default under the Notes include failure to pay any amount of principal or interest on the Notes, if the Company fails to issue shares to the Buyers upon conversion of the Notes, and such failure continues for ten days after notification by the Buyers; if the Company fails to file a Registration Statement with the SEC within sixty days of the Closing, or January 3, 2006, or fails to obtain effectiveness of such Registration Statement within 150 days of the Closing (or 175 days if the Company is making a good faith effort to respond to the SEC's comments), or an effective Registration Statement covering such shares ceases to be effective for any ten consecutive days or any twenty days in any twelve month period; the Company breaches any of the convents contained in the Notes; the Company breaches any representations and warranties made in any Closing document; the Company appoints a receiver or trustee or makes an assignment for the benefit of creditors; any judgment is filed against the Company for more than $50,000; bankruptcy proceedings are brought against the Company and such proceedings are not stayed within sixty days of such proceedings being brought; or if the Company's common stock is delisted from the OTCBB or equivalent replacement exchange.

          Each Note also contains a call option in favor of the Company, whereby as long as no Event of Default has occurred, the Company has a sufficient number of authorized shares reserved for issuance upon full conversion of the Notes and the Company's common stock is trading at or below $0.01 per share (subject to adjustment in the Note), the Company has the right to prepay all or a portion of the Note. The prepayment amount is equal to the total amount of principal and accrued interest outstanding under the Note, and any other amounts which may be due to the Buyers, multiplied by either (i) 120% (for prepayments occurring within thirty (30) days of the issue date of the Note), (ii) 125% for prepayments occurring between thirty-one (31) and sixty (60) days of the issue date of the Note, or (iii) 130% (for prepayments occurring after the sixtieth (60th) day following the issue date of the Note).

          In the event that the average daily trading price of the Company's common stock for each day of any month following the date of the issuance of the Note is below $0.01, the Company may at its option prepay a portion of the outstanding principal amount of the Notes equal to 104% of the principal amount thereof divided by thirty-six plus one month's interest on the Note, or the amount of the remaining principal and interest, whichever is less. No Buyer shall be entitled to convert any portion of the Notes during any month after the month on which the Company exercises this prepayment option.

          Additionally, the Buyers are not entitled to convert any portion of the Note during any month in which the Company exercises its prepayment right pursuant to this paragraph.

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 5 -  CALLABLE SECURED CONVERTIBLE NOTES
          (Continued)

          Stock Purchase Warrants Included with the Notes
          -----------------------------------------------

          The 10,750,000 warrants granted as part of the above transaction expire five years from their date of issuance. The warrants include anti-dilution rights, whereby the exercise price of the warrants shall be adjusted in the event that the Company issues or sells any shares of the Company's common stock for no consideration or consideration less than the average of the last reported sale prices for the shares of the Company's common stock on the OTCBB for the five (5) trading days immediately preceding such date of issuance or sale. The exercise price of the warrants are also proportionately increased or decreased in the event of a reverse stock split or forward stock split, respectively. The exercise price is also adjusted pursuant to the warrants in the event the Company effects a consolidation, merger or sale of substantially all of its assets and/or if the Company declares or makes any distribution of its assets (including cash) to holders of its common stock as a partial liquidating dividend, as provided in the warrants.

          The warrants also contain a cashless exercise, whereby after the expiration of 90 days from the date of the Closing, and if a registration statement covering the warrants is not effective, the Buyers may convert the warrants into shares of the Company's restricted common stock. In the event of a cashless exercise under the warrants, in lieu of paying the exercise price in cash, the Buyers can surrender the warrant for the number of shares of common stock determined by multiplying the number of warrant shares to which it would otherwise be entitled by a fraction, the numerator of which is the difference between the average of the last reported sale prices for the Company's common stock on the OTCBB for the five trading days preceding such date of exercise and the exercise price (the "Market Price"), and the denominator of which is the then current market price per share of common stock. For example, if the Buyer is exercising 100,000 warrants with a per warrant exercise price of $0.75 per share through a cashless exercise when the market price of the Company's common stock is $2.00 per share, then upon such cashless exercise the Buyer will receive 62,500 shares of the Company's common stock.



                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 5 -  CALLABLE SECURED CONVERTIBLE NOTES
          (Continued)

          Registration Rights Agreement
          -----------------------------

          In connection with the Agreement, the Company entered into a Registration Rights Agreement with the Buyers that grants the Buyers demand registration rights with respect to 200% of the common stock underlying the notes and 200% of the common stock underlying the warrants (the "Registration"). The Company will be subject to the payment of certain damages in the event that it does not satisfy its obligations including its obligation to have the Registration declared effective by the Securities and Exchange Commission on or prior to one hundred fifty (150) days from Closing, or Monday April 3, 2006; in the event that after the Registration Statement is declared effective by the SEC, sales of the Company's securities cannot be made pursuant to the Registration Statement; and in the event that the Company's common stock is not listed on the OTC Bulletin Board or the NASDAQ, New York of American stock exchanges (the "Penalized Events"). The damages are equal to 0.02 times the number of months (prorated for partial months) that such Penalized Event occurs (subject to adjustment as provided in the Registration Rights Agreement).

          Side Letter Agreement
          ---------------------

          The Company entered into a Side Letter Agreement on November 10, 2005, with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified"), and New Millennium Capital Partners II, LLC ("New Millennium"), collectively the "Buyers" (the "Side Letter"). The Side Letter provided that in consideration for the sale of the new Notes, the Buyers agreed that the face amount of the $500,000 of notes and 700,000 in warrants to purchase shares of the Company's common stock at an exercise price of $0.45 per share, issued to the Buyers in August 2004, pursuant to a Securities Purchase Agreement entered into on August 31, 2004 (the "August 2004 Securities Purchase Agreement") and the $200,000 in notes and 200,000 in warrants which remained to be issued upon the effectiveness of a registration statement covering such notes (collectively the "August 2004 Convertible Notes" and "August 2004 Warrants") shall be included in the amount advanced to the Company under the new Notes. The Side Letter also provided that the terms of the November 2005 Securities Purchase Agreement (the "Agreement") shall supercede the prior August 2004 Securities Purchase Agreement and that all interest, penalties, fees, charges or other obligations accrued or owed by the Company to the Buyers pursuant to the August 2004 Securities Purchase Agreement ("Prior Obligations") are waived, provided that in the event of any material breach of the November 2005 Agreement by the Company, which breach is not cured within five days of receipt by the Company of written notice of such breach, the novation of the August 2004 Securities Purchase Agreement and the waiver of the Prior Obligations shall be revocable by the Buyers and all Prior Obligations shall be owed as if the August 2004 Securities Purchase Agreement was never superceded.

                                     26
                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 6 -  FACTORING AND SECURITY AGREEMENT

          On November 8, 2005, iTech and DCI entered into a Factoring and Security Agreement to sell accounts receivables to Systran Financial Services Corporation ("Systran"). The purchase price for each account sold is the face amount of the account less a discount of 1.5%. All accounts sold are with recourse by Systran. Systran may defer making payment to iTech of a portion of the purchase price payable for all accounts purchased which have not been paid up to 10.0% of such accounts (reserve). All of iTech's and DCI's accounts receivable are pledged as collateral under this agreement. The initial term is for thirty six months and will automatically renew for an additional twelve months at the end of the term, unless iTech gives thirty days written notice of its intention to terminate the Factoring Agreement. The amount advanced to the Company by Systran at December 31, 2005 is being shown as a liability in the accompanying financial statements as secured debt totaling $335,132.

NOTE 7 -  DERIVATIVES

          The Company accounts for warrants issued with shares of common stock in a convertible debt agreement according to EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. In accordance with accounting mandate, the derivative liability associated with the warrants has been adjusted to fair value (calculated using the Black Scholes model) at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified as a liability or as equity. The corresponding fair value adjustment is included in the accompanying statement of operations as other expenses as the value of the warrants increases from any increase in the Company's stock price at the balance sheet date and as other income as the value of the warrants decreases from a decrease in the Company's stock price.

          In connection with the callable, secured, convertible notes as described in Note 5, the Company granted a total of 10,750,000 warrants to the note holders. As described, the warrants vest immediately and can be exercised at any time following the signing of the agreement. As such, the value of the warrants, calculated using the Black Scholes option pricing model, has been expensed at the date of the agreement, totaling $126,069. In addition, a gain of $105,448 was recorded for the year ended December 31, 2005 since the value of the warrants decreased through the end of 2005 from a decrease in the Company's stock price. The resulting derivative liability at December 31, 2005 is therefore, $20,621.

          The fair value of the 10,750,000 warrants granted was estimated on the date of commitment with the following assumptions:

          Risk free interest rate                                     4.00%
          Expected Life                                             5 years
          Expected volatility                                          238%
          Dividend Yield                                               0.0%
                                     27
                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 8 -  LOSS ON DISCONTINUED OPERATIONS AND DISPOSITION OF SUBSIDIARY

          As previously discussed, effective December 15, 2005, the Tudemes, the former controlling shareholders of the Company and the Company entered into a Spinoff Agreement which provided for
          (1) the transfer of the corporate names, business, operations, assets, properties, intellectual properties, trademarks, service marks, trade names, uniform resource locators, telephone numbers, and goodwill of the Company and its subsidiaries (other than iTech and DCI), together with the operating business of Abundant, to be placed into to a newly-formed Delaware corporation wholly-owned by the Company, (2) the acquisition and cancellation by the Company from the Tudemes of their outstanding shares of capital stock of the Company, totaling 35,691,200 shares, (3) the assumption and release by the Company and its subsidiaries and the Tudemes of certain liabilities, and (4) the sale to the Tudemes of all of the outstanding capital stock of Newco, and the payment to the Tudemes of $80,441 for amounts owed to the Tudemes and other creditors by the Company, of which $50,000 was paid prior to December 31, 2005. Pursuant to this transaction, the Company recorded a loss on discontinued operations as follows:

                                                                 For the
                                                               Year Ended
                                                              December 31,
                                                                   2005
                                                              -------------
          REVENUES                                             $   321,991

          OPERATING EXPENSES
             Cost of revenues                                      225,988
             General and administrative                             64,179
             Depreciation and amortization                           3,796
             Bad debt expense                                        4,239
                                                              -------------
                 Total Operating Expenses                          298,202
                                                              -------------
          INCOME FROM OPERATIONS                                    23,789

          OTHER INCOME (EXPENSE)
             Interest expense                                      (39,614)
                                                              -------------
                 Total Other Income (Expense)                      (39,614)
                                                              -------------
          NET LOSS FROM DISCONTINUED OPERATIONS               $    (15,825)
                                                              =============

                                     28

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 8 -  LOSS ON DISCONTINUED OPERATIONS AND DISPOSITION OF SUBSIDIARY
          (Continued)

          In addition, the Company recorded a loss on the disposition of subsidiary related to the above transaction totaling $699,616 for the year ended December 31, 2005. The loss represents the excess of assets over liabilities disposed of in the spinoff, as follows:

          Net assets disposed of in the subsidiary spinoff     $   976,744
          Net liabilities released in the subsidiary spinoff      (277,128)
                                                              -------------
          Net loss on disposition of subsidiary                $   699,616
                                                              =============

NOTE 9 -  COMMITMENTS

          On January 19, 2006, Community Capital Bank filed a complaint in the Supreme Court of the State of New York (Kings County) against the Company, Macdonald S. Tudeme (the Company's former CEO) and Marguerite Tudeme (the Company's former Secretary). The complaint seeks payment of three loans made by Community Capital Bank having a total outstanding principal amount of $202,527 plus unpaid interest. The Company believes that the Community Capital Bank loans were made to MTM, a former subsidiary that was disposed of on December 15, 2005, as part of the disposition of Marathon (as described in Note 1), and are guaranteed by the Tudemes. As a result, the Company does not believe it is obligated to repay any amounts due under the Community Capital Bank loans.

NOTE 10 - SUBSEQUENT EVENTS

          On February 21, 2006, the Company entered into Amendment No. 1 to its Securities Purchase Agreement (Note 5) with the investors. Pursuant to Amendment No.1, the investors agreed to fund $425,000 of their subsequent investment obligations under the agreement concurrently with the execution of the amendment. As a result, the investors purchased additional secured convertible notes in an aggregate principal amount of $425,000 and additional warrants to purchase an aggregate of 2,125,000 shares of common stock, for an aggregate purchase price of $425,000.

          Effective March 31, 2006, the Company took the following corporate actions:

          (a) The Company changed its corporate name to Monarch Staffing, Inc. from MT Ultimate Healthcare Corp.;

          (b) The Company effected a one-for-ninety (1 for 90) reverse stock split of its common stock;

                                     29

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 10 - SUBSEQUENT EVENTS
          (Continued)

          (c) The Company re-authorized (after giving effect to the reverse stock split) 400,000,000 shares of its common stock, par value $.001 per share; and

          (d) The Company authorized 5,000,000 shares of "blank check" preferred stock.

          The reverse stock split resulted in corresponding adjustments to the calculation of the conversion price of the Company's secured convertible notes and the exercise price of the Company's outstanding warrants.

          On May 15, 2006, the Company entered into Amendment No. 2 to the Securities Purchase Agreement with the investors. Pursuant to Amendment No.2, the deadline for filing a registration statement covering the resale of the shares of common stock issuable upon conversion of the Company's secured convertible notes and the exercise of the warrants issued to the note investors was changed to June 15, 2006 and the deadline for effectiveness of the registration statement was changed to September 15, 2006 (or October 10, 2006 if the Company is making a good faith effort to respond to SEC comments on the registration statement).





                                     30


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 31, 2003, the client auditor relationship between MTM and Wayne Richardson, CPA ("Richardson") as the former accountant resigned, effective July 31, 2003, in connection with MTM's reverse merger transaction with JavaJuice.net ("JavaJuice"). Effective August 1, 2003, the Company engaged Clyde Bailey P.C. ("Bailey"), the former independent auditor of JavaJuice as its principal independent public accountant for the fiscal year ended December 31, 2003. The decision to change accountants was recommended and approved by MTM's Board of Directors on July 29, 2003.

Richardson's report on the financial statements of MTM for the fiscal years ended January 31, 2002 and January 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Richardson ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about MTM's ability to continue as a going concern.

In connection with the audit of MTM's fiscal years ended January 31, 2002 and January 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Richardson ceased, there were no disagreements between Richardson and MTM on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Richardson would have caused Richardson to make reference to the subject matter of the disagreement in connection with its report on MTM's financial statements.

There were no reportable events as provided in Item 304(a)(iv)(B) of Regulation S-B during MTM's fiscal years ended January 31, 2002 and January 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Richardson ceased.

MTM has authorized Richardson to respond fully to any inquiries of any new auditors hired by MTM relating to their engagement as MTM's independent accountant. MTM has requested that Richardson review the disclosure and Richardson has been given an opportunity to furnish MTM with a letter addressed to the Securities and Exchange Commission containing any new information, clarification of MTM's expression of its views, or the respect in which it does not agree with the statements made by MTM herein. Such letter is incorporated by reference in this Report on Form 10-KSB.

The Company had not previously consulted with Bailey regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(iv)(B) of Regulation S-B) during MTM's fiscal years ended January 31, 2002 and January 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Richardson ceased. Bailey has reviewed the disclosure required by Item 304 (a) before it was filed with the SEC and has been provided an opportunity to furnish the Company with a letter addressed to the SEC containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304 (a). Bailey did not furnish a letter to the SEC.



On May 16, 2005, the Company's Board of Directors accepted the resignation of Clyde Bailey P.C., its independent auditors, due to health and other personal reasons; thus dismissing and terminating the engagement of Clyde Bailey P.C. as its independent auditor.

Clyde Bailey P.C. submitted audit reports on the Company's financial statements for the year ended December 31, 2004. The submitted audit reports did not contain any adverse opinions, disclaimers of opinions or other modifications or qualifications. Clyde Bailey P.C. did not, during the applicable periods, advise the Company of any of the enumerated items described in Item 304(a) (1) of Regulation S-K.

The decision to change accountants was recommended and approved by the Board of Directors of the Company.

During the fiscal year ended December 31, 2004 and the period from January 1, 2005 through the date of dismissal and termination of the engagement of Clyde Bailey P.C., there were no disagreements with Clyde Bailey P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Clyde Bailey P.C., would have caused Clyde Bailey P.C. to make reference thereto in, or in connection with, his reports on financial statements for the years or such interim period.

On June 10, 2005 the Company's Board of Directors ratified the engagement of Chisholm Bierwolf & Nilson, LLC, as its auditors. The Company authorized Clyde Bailey P.C. to fully respond to any and all inquiries of Chisholm Bierwolf & Nilson, LLC, concerning the finances and previously performed audits of the Company.

During the two most recent fiscal years prior to the date of engagement, and the subsequent interim period prior to engaging Chisholm Bierwolf & Nilson, LLC, neither the Company (nor someone on the Company's behalf) consulted the newly engaged accountant regarding any matter.

The Company engaged Corbin & Company LLP to act as its independent auditors, effective November 8, 2005, for iTech. The Company anticipates that its principal accountant, Chisholm, Bierwolf & Nilson, LLC, will express reliance on Corbin & Company LLP in its report regarding iTech.

During the Company's two most recent fiscal years and any subsequent interim period prior to engaging Corbin & Company LLP, the Company has not consulted Corbin & Company LLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and Corbin & Company LLP did not provide either a written report or oral advice to the Company that Corbin & Company LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or
(ii) any matter that was either the subject of a disagreement or a reportable event, each as defined in Item 304 of Regulation S-K. Corbin & Company LLP has not provided due diligence services in connection with proposed and/or consummated investment transactions by the Company and its affiliates.

On February 1, 2006, the Company engaged Chisholm, Bierwolf & Nilson, LLC, its independent registered public accounting firm, to re-audit its financial statements for the years ended December 31, 2003 and 2004. This decision was based on; (i) action taken by the Public Company Accounting Oversight Board ("PCAOB") revoking the registration of the Company's prior independent auditor, Clyde Bailey, P.C., due to violations of PCAOB rules and auditing standards and (ii) as part of its analysis of comments made by the staff of the SEC during it's review of a registration statement filed by the Company.


ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2005. This evaluation was carried out under the supervision and with the participation of our CEO and principal financial officer, Mr. David Walters (the "Certifying Officer"). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, December 31, 2005, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our periodic reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officer, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended December 31, 2005. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.


ITEM 8B.  OTHER MATTERS

None.

                                 PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and principal executive officers of the Company are as specified on the following table:

NAME                AGE       POSITION
---------------------------------------------------------------------------
David Walters       43        Chief Executive Officer, President and
                              Director

Keith Moore         44        Secretary and Director


DAVID WALTERS has served as Chief Executive Officer, President, Treasurer and Director since December 15, 2005. He was Executive Vice President and Director of the Company from November 4, 2005 to December 15, 2005. Since January 2005, he has served as Chairman and Chief Executive Officer of iTechexpress, Inc., which since November 4, 2005, has been wholly owned by the Company. Since November 7, 2005, he has served as Chief Executive Officer of Drug Consultants, Inc., which has been a wholly owned subsidiary of iTech since November 7, 2005. Since February 2000, he has served as a managing member of Monarch Bay Capital Group, LLC, a consulting company. Mr. Walters has extensive experience in investment management, corporate growth development strategies and capital markets. Mr. Walters earned a B.S. in Bioengineering from the University of California, San Diego in 1985.

KEITH MOORE has served as a Director of the Company since November 4, 2005 and has extensive experience in growing and financing technology and service companies. Mr. Moore is Chairman and Chief Executive Officer of DataLogic International, Inc., an information technology company, positions he has held since January 2005. From April 1999 to January 2005, Mr. Moore served as Chairman and Chief Executive Officer of iTechexpress, Inc. which
since November 4, 2005, has been wholly owned by the Company.   Mr. Moore
received his Bachelors degree in Finance from Eastern Michigan University in 1982 and his Masters degree from Eastern Michigan University in Finance in 1984.

Audit Committee and Financial Expert Disclosures

Section 301 of the Sarbanes-Oxley Act of 2003, and SEC regulations implementing that provision require that public companies disclose a determination by their Board of Directors as to the existence of a financial expert on their audit committee and, if none is determined to exist, that the Board of Directors has determined that no one serving on its Board of Directors meets the qualification of a financial expert as defined in the Sarbanes-Oxley Act and implementing regulations.

As of December 31, 2005, and as of the date of filing of this report, we have not created any standing committees of the Board of Directors, including an audit committee. Accordingly, our entire Board of Directors serves as our audit committee. We also disclose that our Board has determined that we have not, and we do not, possess on our Board of Directors anyone who qualifies as an audit committee financial expert and, unless and until one is identified and agrees to serve, we will continue to rely on outside professional consultants who advise us with respect to audit matters.

Changes to Procedures Regarding Nomination of Directors to the Board of
Directors

During our fiscal year ended December 31, 2005, there were no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Code of Ethics

We do not presently have a Code of Business Conduct and Ethics. We expect to adopt such a Code prior to our annual meeting and will report the adoption of a Code of Business Conduct and Ethics on Form 8-K promptly thereafter.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of the reports filed under Section 16 of the Securities Exchange Act during the last fiscal year, all required reports were timely filed.


ITEM 10. EXECUTIVE COMPENSATION

Any compensation received by officers, directors, and management personnel of the Company will be determined from time to time by the Board of Directors of the Company. Officers, directors, and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to the Chief Executive Officer of the Company during the last two fiscal years. There are no other officers of the Company whose total annual salary and bonus exceeded $100,000.


SUMMARY COMPENSATION TABLE(1)

                                                           Annual Compensation
                                                           -------------------
Name & Principal                                              Other Annual
Position                     Year    Salary ($)   Bonus ($)   Compensation
------------------        -------    ----------  ----------   ------------
David Walters,(2)            2005    $  85,000    $     --    $        --
CEO, President,
Treasurer and Director

MacDonald S. Tudeme,(3)      2005                              $10,800 (4)
CEO, President,              2004    $  66,344                 $10,800 (4)
Treasurer and Director       2003    $   8,654                 $10,800 (4)


(1) Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(2) David Walters became CEO, President and Treasurer of the Company effective December 15, 2005. He had served as Executive Vice President of the Company from November 4, 2005 to December 15, 2005. He has been a Director of the Company since November 4, 2005.

(3) Macdonald S. Tudeme resigned from his position as CEO, President, Treasurer and Director of the Company effective December 15, 2005.

(4) MacDonald S. Tudeme received a vehicle allowance of $10,800 during the fiscal year ended December 31, 2005, a vehicle allowance of $10,800 during the fiscal year ended December 31, 2004 and $10,800 during the fiscal year ended December 31, 200 3.


On March 21, 2006, we entered into an employment agreement with David Walters, our Chief Executive Officer. The employment agreement has an initial term of two years. The agreement provides for an initial payment of $33,750, a base salary of $135,000 for the first year and $160,000 for the second year, and a bonus on terms and conditions to be mutually agreed upon by Mr. Walters and us. If the employment agreement is terminated by us (other than for specified cause events), Mr. Walters will receive full compensation and benefits for the remaining term of the agreement and one year thereafter.

Option Grants in 2005
---------------------

We made no grants of stock options to the Named Executive Officers in 2005.


Aggregated Option Exercises in 2005 and Year-End Option Values
--------------------------------------------------------------

As of December 31, 2005, no Named Executive Officer held any unexercised stock options.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of May 12, 2006 by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group.



Name and Address                        Shares of Common Stock
of Beneficial Owners                    Beneficially Owned (1)
                                        ----------------------------
                                        Number              Percent
-------------------------------------   ------              -------
David Walters                           4,141,667 (2)       42.0%
  18301 Von Karman, Suite 250
  Irvine, CA 92612

Keith Moore                             4,141,667 (3)       42.0%
  18301 Von Karman, Suite 250
  Irvine, CA 92612

Nite Capital, L.P.                        920,371 (4)       9.3%
  101 East Cook Avenue, Suite 201
  Libertyville, IL 60048

All officers and directors              8,283,334 (2)(3)    84.0%
  as a group (3 people)


* Less than 1%.

(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. Shares of common stock subject to a Convertible Note or Warrant currently convertible or exercisable, or convertible or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such Convertible Note or Warrant, but are not deemed outstanding for computing the percentage of any other person. As of April 10, 2006 there were 9,869,361 shares of common stock outstanding.

(2) Mr. Walters beneficially owns his shares through Monarch Bay Capital Group, LLC, of which he is the sole member.

(3)  Mr. Moore beneficially owns his shares through MEL Enterprises, Ltd.

(4) The general partner of Nite Capital, LP is Nite Capital LLC, a Delaware limited liability company. Mr. Keith Goodman, a managing partner of Nite Capital LLC, has voting and investment control with respect to the shares of Common Stock beneficially owned by Nite Capital LP.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On April 27, 1999, our Director, Keith Moore entered into a Working Capital Line of Credit agreement, with iTech, on January 1, 2001, Mr. Moore entered into a Working Capital Line of Credit agreement with iTech's wholly owned subsidiary, Success Development Group, Inc., a Nevada corporation ("SDG"), and on February 1, 2005, our Chief Executive Officer and Director, David Walters entered into a Working Capital Line of Credit agreement, with iTech (each a "Line of Credit" and collectively the "Lines of Credit").

Mr. Moore's Line of Credit with iTech states that iTech shall pay him the amount owing under the Line of Credit (up to $250,000) on December 31, 2005 plus any interest on the amounts outstanding as of the date the Line of Credit was entered into at the rate of 10% per annum. Interest on the Line of Credit is payable quarterly and becomes part of the principal amount of the Line of Credit if unpaid at the end of each quarter. The total amount outstanding under Mr. Moore's line of credit as of December 31, 2005 was $0. In the event of default under the Line of Credit, which includes the failure of iTech to pay the Line of Credit when due, iTech's filing for bankruptcy, or the deterioration of the financial condition of iTech causing Mr. Moore to deem iTech insecure, the amount of unpaid principal and interest shall bear interest at the rate of 13% per annum until such time as it is paid. The Line of Credit may be extended or renewed by the mutual agreement of iTech and Mr. Moore for any reason at any time.

Mr. Moore's Line of Credit with SDG states that SDG shall pay him the amount owing under the Line of Credit (up to $250,000) on December 31, 2005, plus any interest on the amounts outstanding as of the date the Line of Credit was entered into at the rate of 10% per annum. Interest on the Line of Credit is payable quarterly and becomes part of the principal amount of the Line of Credit if unpaid at the end of each quarter. The total amount outstanding under Mr. Moore's line of credit as of December 31, 2005 was $0. In the event of default under the Line of Credit, which includes the failure of SDG to pay the Line of Credit when due, SDG's filing for bankruptcy, or the deterioration of the financial condition of SDG causing Mr. Moore to deem SDG insecure, the amount of unpaid principal and interest shall bear interest at the rate of 13% per annum until such time as it is paid. The Line of Credit may be extended or renewed by the mutual agreement of SDG and Mr. Moore for any reason at any time.


Mr. Walters' Line of Credit with iTech states that iTech shall pay him the amount owing under the Line of Credit (up to $250,000) on December 31, 2006, plus any interest on the amounts outstanding as of the date the Line of Credit was entered into at the rate of 10% per annum. Interest on the Line of Credit is payable quarterly and becomes part of the principal amount of the Line of Credit if unpaid at the end of each quarter. The total amount outstanding under Mr. Walters' Line of Credit as of the date of December 31, 2005 was $0. In the event of default under the Line of Credit, which includes the failure of iTech to pay the Line of Credit when due, iTech's filing for bankruptcy, or the deterioration of the financial condition of iTech causing Mr. Walters to deem iTech insecure, the amount of unpaid principal and interest shall bear interest at the rate of 13% per annum until such time as it is paid. The Line of Credit may be extended or renewed by the mutual agreement of iTech and Mr. Walters for any reason at any time.

Both Mr. Walters and Mr. Moore entered into Independent Contractor Agreements with iTech on February 1, 2005 (each a "Contractor Agreement" and collectively the "Contractor Agreements"). Mr. Moore's Contractor Agreement provides for him to serve iTech in the capacity of Secretary and Director and Mr. Walters' Contractor Agreement provides for him to serve iTech in the capacity of Chief Executive Officer. The Contractor Agreements shall terminate on February 1, 2007, unless renewed in writing by the parties. Either of the Contractor Agreements may be terminated upon the breach of a term of either Contractor Agreement, which breach remains uncured for thirty (30) days or by either party, for any reason with thirty
(30) days written notice. The Contractor Agreements contain confidentiality clauses and work for hire clauses. The Contractor Agreements provide that neither Mr. Walters nor Mr. Moore are employees of iTech. Mr. Walters and Mr. Moore are entitled to be paid $10,000 per month under the Contractor Agreements. As of December 5, 2005, both Mr. Walters and Mr. Moore have accrued $36,285 each of payments under such Contractor Agreements.

In November 2005, the Company agreed to issue an aggregate of 8,283,334 shares of common stock, to two entities, 4,141,667 shares to MEL Enterprises, Ltd., beneficially owned by Keith Moore, a Director of the Company and 8,283,334 shares to Monarch Bay Capital Group, LLC, beneficially owned by the Executive Vice President of the Company and a Director, David Walters, in connection with the Company's acquisition of iTech.

We have entered into an indemnification agreement with each of Mr. Walters and Mr. Moore. We will indemnify them to the fullest extent permitted by law if they become a party to or witness or other participant in, or are threatened to be made a party to or witness or other participant in, any threatened, pending or completed claim by reason of (or arising in part out of) any event or occurrence related to the fact that they are or were a director, officer, employee, agent or fiduciary of ours, or any subsidiary of ours, or they are or were serving at our request as a director, officer, employee, agent or fiduciary of another corporation, partnership, joint venture, trust or other enterprise, or by reason of any action or inaction on their part while serving in such capacity against any and all expenses, judgments, fines, penalties and amounts paid in settlement and any federal, state, local or foreign taxes imposed on them as a result of the actual or deemed receipt of any indemnification payments made by us to or on their behalf. We are entitled to reimbursement of any advance indemnification payments that we make to or on their behalf if, when and to the extent that a disinterested director, group of disinterested directors or independent legal counsel determines that they would not be permitted to be so indemnified under applicable law. We are not obligated to indemnify them for the following:


     - Acts, omissions or transactions for which they are prohibited from receiving indemnification under applicable law.
     - Claims initiated or brought voluntarily by them and not by way of defense, except for claims brought to establish or enforce a right to indemnification or in specific cases if our Board of Directors has approved the initiation or bringing of such claim, or as otherwise required under the Nevada Revised Statutes, regardless of whether they ultimately are determined to be entitled to such indemnification, advance expense payment or insurance recovery, as the case may be.
     - Any proceeding instituted by them to enforce or interpret their indemnification agreement, if a court of competent jurisdiction determines that each of the material assertions made by either of them in such proceeding was not made in good faith or was frivolous.
     - Violations of Section 16(b) of the Exchange Act or any similar successor statute.


As part of our focus on growing profitable operations, we decided to discontinue and dispose of certain operations which we determined did not
demonstrate suitable growth or profitability prospects.   On December 15,
2005, we completed the disposition of all of the outstanding capital stock of Marathon Healthcare Corporation to Macdonald Tudeme and Marguerite
Tudeme, the former controlling shareholders of the Company.   At the time
of the disposition, Marathon's assets included substantially all of the corporate names, business, operations, assets, properties, intellectual properties, trademarks, service marks, trade names, uniform resource locators, telephone numbers, and good will of the Company and its
subsidiaries (other than iTech and DCI).   These assets included all of the
operations of the Company's former operating subsidiaries MT Marketing Int. Corp and Abundant Healthcare, Inc. In exchange for all of the outstanding capital stock of Marathon and a cash payment to the Tudemes of $80,442.32, the Company received from the Tudemes 396,569 shares of the Company's
Common Stock.   In connection with the disposition of Marathon, we also (a)
assumed and released the Tudemes from certain liabilities and (b) pledged to Marathon 222,223 shares of our Common Stock as collateral to secure the performance and payment of a promissory note in the amount of $257,038 payable to Lisa Stern originally entered into as part of the Company's purchase of a former operating subsidiary. If we fail to pay any principal of or interest on the note when due, we will be in default of our obligations and Marathon will be able to retain and sell the pledged Common Stock to satisfy our obligations.

On March 21, 2006, we entered into an agreement with Monarch Bay Management Company, L.L.C. ("MBMC") for chief financial officer services. David Walters, our Chief Executive Officer, and Keith Moore, our director, each are members of, and beneficially own 50% of the ownership interests in, MBMC. Under the chief financial officer services agreement with MBMC, we
will pay to MBMC a monthly fee of $5,000 in cash.   We will also reimburse
MBMC for certain expenses in connection with providing services to us. The initial term of the agreement expires on March 31, 2007 and renews thereafter on an annual basis unless terminated by either party.


ITEM 13. EXHIBITS

The exhibits required by Item 601 of Regulation S-B are identified below and attached hereto or incorporated by reference as noted in the list.

3.1(1)    Articles of Incorporation
3.2(2)    Articles of Amendment to Articles of Incorporation
3.3(3)    Articles of Amendment to Articles of Incorporation
3.4(4)    Articles of Amendment to Articles of Incorporation
3.5       Amended and Restated Bylaws
4.1       2005 Stock Incentive Plan.
10.1(5)   Securities Purchase Agreement dated August 31, 2004
10.2(5) Callable Secured Convertible Note with AJW Partners, LLC, dated August 31, 2004
10.3(5) Callable Secured Convertible Note with AJW Offshore, Ltd., dated August 31, 2004
10.4(5) Callable Secured Convertible Note with AJW Qualified Partners, LLC, dated August 31, 2004
10.5(5) Callable Secured Convertible Note with New Millennium Capital Partners II, LLC, dated August 31, 2004
10.6(5)   Stock Purchase Warrant with AJW Partners, LLC, dated August 31,
          2004
10.7(5)   Stock Purchase Warrant with AJW Offshore, Ltd., dated August 31,
          2004
10.8(5) Stock Purchase Warrant with AJW Qualified Partners, LLC, dated August 31, 2004
10.9(5) Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated August 31, 2004
10.10(5)  Registration Rights Agreement dated August 31, 2004
10.11(5)  Security Agreement dated August 31, 2004
10.12(5) Intellectual Property Security Agreement dated August 31, 2004 10.13(5) Guarantee and Pledge Agreement dated August 31, 2004
10.14(6)  Modification of Loan Agreement with SBA
10.15(6)  Amended and Restated Note with SBA
10.16(7)        Share Exchange and Reorganization Agreement with iTech
10.17(7)  Securities Purchase Agreement (November 4, 2005)
10.18(7) Callable Secured Convertible Note with AJW Partners, LLC, dated November 4, 2005
10.19(7) Callable Secured Convertible Note with AJW Offshore, Ltd., dated November 4, 2005
10.20(7) Callable Secured Convertible Note with AJW Qualified Partners, LLC, dated November 4, 2005
10.21(7) Callable Secured Convertible Note with New Millennium Capital Partners II, LLC, dated November 4, 2005
10.22(7)  Stock Purchase Warrant with AJW Partners, LLC, dated November 4,
          2005
10.23(7)  Stock Purchase Warrant with AJW Offshore, Ltd., dated November 4,
          2005
10.24(7) Stock Purchase Warrant with AJW Qualified Partners, LLC, dated November 4, 2005
10.25(7) Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated November 4, 2005
10.26(7)  Registration Rights Agreement, dated November 4, 2005
10.27(7) Intellectual Property Security Agreement, dated November 4, 2005 10.28(7) Security Agreement, dated November 4, 2005
10.29(7)  Spinoff Agreement
10.30(7)  Security Agreement (with Marathon)
10.31(7)  Stock Purchase Agreement (November 7, 2005 - with Drug
          Consultants, Inc.)
10.32(7)  Secured Promissory Note with Drug Consultants
10.33(7)  Stock Pledge Agreement with Drug Consultants
10.34(7) Factoring and Security Agreement (to sell accounts receivables to Systran Financial Services Corporation)


10.35(7) Letter Agreement (states that the Company is not in default under 2005 securities purchase agreement unless defaults under 2004 securities purchase agreement)
10.36(7) Working Capital Line of Credit (iTech) with David Walters 10.37(7) Working Capital Line of Credit (iTech) with Keith Moore
10.38(7)  Working Capital Line of Credit (SDG) with Keith Moore
10.39     Indemnification Agreement with David Walters
10.40     Indemnification Agreement with Keith Moore
10.41(8)  Amendment No. 1 to Securities Purchase Agreement
10.42     Amendment No. 2 to Securities Purchase Agreement
10.43(9)  Employment Agreement with David Walters
10.44(9)  Letter Agreement with Monarch Bay Management Company
16.1(10)  Letter from Wayne Richardson, CPA
16.2(11)  Letter from Clyde Bailey P.C. dated June 20, 2005
21.1      Subsidiaries of Registrant
31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Filed as Exhibits to the registration statement on Form 10-SB12G filed on July 15, 2002, and incorporated herein by reference.
(2) Filed as an Exhibit to the report on Form 8-K filed on September 2, 2003, and incorporated herein by reference.
(3) Filed as an Exhibit to the report on Form 8-K filed on September 30, 2003, and incorporated herein by reference.
(4) Filed as an Exhibit to the report on Form 8-K filed on April 4, 2006, and incorporated herein by reference.
(5) Filed as an Exhibit to the SB-2 Registration Statement filed on October 5, 2004, and incorporated herein by reference.
(6) Filed as Exhibits to the Company's SB-2/A Registration Statement filed with the Securities and Exchange Commission on January 21, 2005, and incorporated herein by reference.
(7) Filed as Exhibits to the report on Form 8-K filed on November 14, 2005 and incorporated herein by reference.
(8) Filed as an Exhibit to the report on Form 8-K filed on February 24, 2006 and incorporated herein by reference.
(9) Filed as an Exhibit to the report on Form 8-K filed on March 27, 2006 and incorporated herein by reference.
(10) Filed as an Exhibit to the report on Form 8-K filed on March 4, 2005 and incorporated herein by reference.
(11) Filed as an Exhibit to the report on Form 8-K filed on June 21, 2005 and incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------
The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $40,000 and $15,000, respectively.

Audit   Related Fees
--------------------
There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2005 and 2004.

Tax Fees
--------
For the fiscal years ended December 31, 2005 and December 31, 2004, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees
--------------
None.



















                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Irvine, California, on May 18, 2006.

                                   Monarch Staffing, Inc.,
                                   a Nevada corporation


                                   By: /s/  David Walters
                                   --------------------------------------
                                   Its Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities in Irvine, California, as of the dates indicated.

NAME                     TITLE                              DATE

/s/  David Walters       Chief  Executive  Officer,      May  18,  2005
----------------------   Chief  Financial  Officer,
David Walter             and  Director