Form 10QSB
period 2006-03-31
MONARCH STAFFING, INC.
filed 2006-05-26
CIK 1177326

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-QSB
                                (MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM __________ TO __________

                      COMMISSION FILE NUMBER 000-49915

                          Monarch Staffing, Inc.
                      --------------------------------
     (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           Nevada                                     88-0477056
---------------------------------        ---------------------------------
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

               18301 VON KARMAN, SUITE 250, IRVINE, CA, 92612
              ------------------------------------------------
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                               (949) 260-0150
                             ------------------
                        (ISSUER'S TELEPHONE NUMBER)


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

  Yes [ ] No [X]

The registrant had 9,869,361 shares of common stock outstanding as of May 23, 2006.

Transitional Small Business Disclosure Format (check one):

Yes     No  X
   ----    ----









                                   INDEX



PART I    FINANCIAL INFORMATION                                        PAGE

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Unaudited Condensed Consolidated Balance Sheets
          as of March 31, 2006 . . . . . . . . . . . . . . . . . . . . . .3

          Unaudited Condensed Consolidated Statements of Operations
          for the Three Months Ended March 31, 2006 and 2005 . . . . . . .4

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2006 and 2005 . . . . . . .6

          Notes to Unaudited Condensed Consolidated
          Financial Statements . . . . . . . . . . . . . . . . . . . . . .7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . .9

ITEM 3.   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . 34

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 35

ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . 35

ITEM 3.   DEFAULTS ON SENIOR SECURITIES. . . . . . . . . . . . . . . . . 35

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . . 36

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 36

ITEM 6.   EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 37






                                  PART I



                           FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS






                                     3

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
                         Consolidated Balance Sheet

                                   ASSETS
                                  -------
                                                                  March 31,
                                                                   2006
                                                               ------------
                                                                (unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                    $   321,924
  Accounts receivable, net                                       1,640,272
                                                               ------------
     Total Current Assets                                        1,962,196
                                                               ------------
OTHER ASSETS
  Other receivable                                                  20,863
  Goodwill                                                       1,245,481
                                                               ------------
     Total Other Assets                                          1,266,344
                                                               ------------
     TOTAL ASSETS                                              $ 3,228,540
                                                               ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------
CURRENT LIABILITIES
  Accounts payable                                             $   726,477
  Accounts payable - related party                                  30,167
  Accrued expenses                                                 477,926
  Derivatives                                                       30,621
  Factoring liability                                              717,851
  Notes payable - current portion                                   55,395
                                                               ------------
   Total Current Liabilities                                     2,038,436
                                                               ------------
LONG-TERM DEBT
  Notes payable                                                    166,190
  Callable secured convertible notes payable                     3,075,000
                                                               ------------
     Total Long-Term Debt                                        3,241,190
                                                               ------------
     Total Liabilities                                           5,279,625
                                                               ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value; 400,000,000 shares
   authorized, 9,862,690 outstanding                                 9,863
  Additional paid-in capital                                     1,566,447
  Accumulated deficit                                           (3,627,397)
                                                               ------------
     Total Stockholders' Equity (Deficit)                       (2,051,086)
                                                               ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $ 3,228,540
                                                               ============

The accompanying notes are an integral part of these financial statements
                                     4

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
                   Consolidated Statements of Operations
                                (unaudited)

                                                 For the Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
REVENUES                                         $ 1,883,567   $   176,489

COST OF REVENUES                                   1,599,705       106,255
                                                 ------------  ------------
GROSS PROFIT                                     $   283,862   $    70,234
                                                 ------------  ------------
OPERATING EXPENSES
  General and administrative                         275,778        68,050
  Bad debt expense                                       880           -
                                                 ------------  ------------
     Total Operating Expenses                        276,658        68,050
                                                 ------------  ------------
INCOME (LOSS) FROM OPERATIONS                          7,204         2,184
                                                 ------------  ------------
OTHER INCOME (EXPENSE)

  Interest income                                        835           -
  Gain on debt settlement                             30,000           -
  Gain (loss) on derivative valuation                (10,000)          -
  Interest expense                                   (99,784)          -
                                                 ------------  ------------
     Total Other Income (Expense)                    (78,949)          -
                                                 ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES                    (71,745)        2,184

  Provision for income taxes                             -             -
                                                 ------------  ------------
NET INCOME (LOSS)                                $   (71,745)  $     2,184
                                                 ============  ============
BASIC INCOME (LOSS) PER SHARE                    $     (0.01)  $      0.00
                                                 ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                 9,862,690     9,203,704
                                                 ============  ============

The accompanying notes are an integral part of these financial statements
                                     5

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
                   Consolidated Statements of Cash Flows
                                (unaudited)

                                                 For the Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $   (71,747)  $     2,184
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
  Changes in operating assets and liabilities:
   Accounts receivable                              (903,725)      (42,399)
   Other assets                                      (20,863)          -
   Accounts payable                                 (182,448)         (847)
   Accrued expenses and other current liabilities    (49,955)        9,000
   Derivatives                                        10,000           -
                                                 ------------  ------------
     Net Cash Provided by (Used in)
     Operating Activities                         (1,218,738)      (32,062)
                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of subsidiary                                 -             -
  Cash paid for property and equipment                   -             -
                                                 ------------  ------------
     Net Cash (Used in) Investing Activities             -             -
                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on notes payable                    (308,489)          -
  Net advances from factored receivables             382,719           -
  Proceeds received on convertible debt              425,000           -
                                                 ------------  ------------
     Net Cash Provided by (Used in)
     Financing Activities                            499,230           -
                                                 ------------  ------------
     NET INCREASE IN CASH AND CASH EQUIVALENTS      (719,509)      (32,062)

     CASH AND CASH EQUIVALENTS AT BEG OF YEAR      1,041,433        37,165
                                                 ------------  ------------
     CASH AND CASH EQUIVALENTS AT END OF YEAR    $   321,924   $     5,103
                                                 ============  ============
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash Payments For:
   Interest                                      $     6,336   $       -
   Income taxes                                  $       -     $       -

 The accompanying notes are an integral part of these financial statements
                                     6

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                   (Formerly MT Ultimate Healthcare Corp)
          Notes to the Condensed Consolidated Financial Statements
                               March 31, 2006

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -  BASIC INCOME (LOSS) PER SHARE

     The computations of basic income (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock warrants, have been considered but have not been included in the calculation as their effect is anti-dilutive for the periods presented.

                                                          March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
          Numerator   income (loss)              $   (71,745)  $     2,184

          Denominator - weighted average number
            of shares outstanding                  9,862,690     9,203,704
                                                 ------------  ------------
          Income (loss) per share                $     (0.01)  $      0.00
                                                 ============  ============

NOTE 3 -  GOING CONCERN

     The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $3,627,397 at March 31, 2006. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.
                                     7

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                   (Formerly MT Ultimate Healthcare Corp)
          Notes to the Condensed Consolidated Financial Statements
                               March 31, 2006

NOTE 3 -  GOING CONCERN (Continued)

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

NOTE 4 -  SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion should be read in conjunction with our condensed consolidated financial statements and related notes and the other financial information included elsewhere in this report.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

The forward-looking statements generally include our management's plans and objectives for future operations, including plans, objectives and expectations relating to our future economic performance, business prospects, revenues, working capital, liquidity, ability to obtain financing, generation of income and actions of secured parties not to foreclose on our assets. The forward-looking statements may also relate to our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements generally can be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "estimate," "continue," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

- anticipated trends in our financial condition and results of operations (including expected changes in our gross margin and general, administrative and selling expenses);
- our ability to finance our working capital and other cash requirements;
- our business strategy for expanding our presence in the markets we serve; and
- our ability to distinguish ourselves from our current and future competitors.

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

OVERVIEW

We provide medical and technical staffing services to both commercial and government sector customers. We are focused on building a nationally recognized medical staffing company by growing our current customer bases, expanding our service offerings, and acquiring and growing profitable staffing services companies.
                                     9
We operate our medical staffing services business through our wholly owned subsidiary Drug Consultants, Inc. DCI furnishes personnel to perform a range of pharmacy technician, nursing and other health care services in support of the operations of government and commercial facilities, including its largest client, the State of California (which accounted for approximately 95% of DCI's 2005 revenue). DCI currently operates under three master contracts with the State of California. The master contracts are for terms of three years and currently expire between June 30, 2006 and September 30, 2007. Historically, DCI has been able to obtain replacement contracts for its services to the State of California upon expiration of its master contracts. DCI's contracts with the State of California do not provide for a minimum purchase commitment of our services and can be terminated by the State at any time on 30 days' notice.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

Revenues for the three months ended March 31, 2006 were $1,883,567. This is an increase of approximately 970% over revenues of $176,489 realized for the three months ended March 31, 2005. This increase in revenues is attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006 revenues.

Costs of revenues for the three months ended March 31, 2006 were $1,599,705, which is an increase of approximately 1409% over the $106,255 in costs of revenues for the three months ended March 31, 2005. This increase in costs of revenues is attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006 costs of revenues.

Based on the above, the Company realized a gross profit for the three months ended March 31, 2006 of $283,862, versus a gross profit for the three months ended March 31, 2005 of $70,234.

                                     10

General and Administrative (G&A) operating expenses for the three months ended March 31, 2006 were $276,658. This is an increase in G&A expenses of approximately 307% over the $68,050 in G&A operating expenses for the three months ended March 31, 2005. This increase is primarily attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006 G&A operating expenses.

As a result, the Company had a net operating profit for the three months ended March 31, 2006 of $7,204 compared to an operating profit of $2,184 for the three months ended March 31, 2005.

The Company had other expenses of $78,949 for the three months ended March 31, 2006, versus $ 0 of other expenses for the three months ended March 31, 2005. The increase in other expenses is primarily attributable to an increase in interest expense related to our outstanding convertible secured notes (and the beneficial conversion feature associated with the notes).

As a result, our net loss for the three months ended March 31, 2006 was $71,745 versus net income of $2,184 for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had negative net working capital of $76,240. Our current assets of $1,962,196 consisted of cash and cash equivalents of $321,924 and accounts receivable net of $1,640,272. Our current liabilities of $2,038,436 consisted of accounts payable and accrued expenses of $1,234,570; a factoring liability of $717,851, notes payable, current of $55,395; and derivatives liability of $30,621.

As of March 31, 2006, we had long-term debt of $3,241,190, consisting of $3,075,000 outstanding under our convertible secured notes and $166,190 in notes payable.

Net cash used in operating activities for the three months ended March 31, 2006 was $1,218,738, compared to net cash used in operating activities for
the three months ended March 31, 2005 of $32,062.   Our increase of cash
used in operating activities in 2006 is primarily attributable to our increased net loss for the period and repayment of other liabilities.

Net cash provided by financing activities for the three months ended March 31, 2006 was $499,230 compared with $ 0 for the three months ended March 31, 2005. The increase reflects the additional convertible debt proceeds and proceeds from our Systran factoring line.

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had an accumulated deficit of $3,627,397 at March 31, 2006. Our management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

                                     11

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

We had an operating cash flow deficit three months ended March 31, 2006. We do not currently have enough capital to repay our outstanding convertible secured notes and other liabilities and we may never generate enough revenue to repay the amounts owed. In addition, execution of our acquisition-based growth strategy will likely acquire significant additional capital.

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

                                     12

Convertible Secured Notes

On August 31, 2004, the Company entered into a securities purchase agreement with four accredited investors for the sale of secured convertible notes having an aggregate principal amount of $700,000, a 10% annual interest rate payable quarterly, and a term of two years. We also agreed to sell warrants to purchase up to an aggregate of 7,777 (700,000 pre-split) shares of our Common Stock at $40.50 per share. We only sold $500,000 principal amount of secured convertible notes under the 2004 agreement. As a result, we sold to the investors warrants to purchase up to an aggregate of 5,556 shares of our Common Stock at $40.50 per share. The investors have agreed to purchase the remaining $200,000 commitment under the terms of our 2005 securities purchase agreement with the investors.

On November 4, 2005, we entered into an additional securities purchase agreement with the same accredited investors, for the sale of secured convertible notes having an aggregate principal amount of $3,000,000, an 8% annual interest rate (payable quarterly), and a term of three years. We also agreed to sell warrants to purchase up to an aggregate of 166,667 (15,000,000 pre-split) shares of our Common Stock at $9.00 per share.

As of May 23, 2006, we had issued under the two securities purchase agreements:

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

In connection with the 2005 securities purchase agreement, we entered into a security agreement, whereby we granted the investors a continuing, first priority security interest in the Company's general assets including all of the Company's:
                                     13

- Goods, including without limitations, all machinery, equipment, computers, motor vehicles, trucks, tanks, boats, ships, appliances, furniture, special and general tools, fixtures, test and quality control devices and other equipment of every kind and nature and wherever situated;
- Inventory (except that the proceeds of inventory and accounts receivable;
- Contract rights and general intangibles, including, without limitation, all partnership interests, stock or other securities, licenses, distribution and other agreements, computer software development rights, leases, franchises, customer lists, quality control procedures, grants and rights, goodwill, trademarks, service marks, trade styles, trade names, patents, patent applications, copyrights, deposit accounts, and income tax refunds;
- Receivables including all insurance proceeds, and rights to refunds or indemnification whatsoever owing, together with all instruments, all documents of title representing any of the foregoing, all rights in any merchandising, goods, equipment, motor vehicles and trucks which any of the same may represent, and all right, title, security and guaranties with respect to each receivable, including any right of stoppage in transit; and
- Documents, instruments and chattel paper, files, records, books of account, business papers, computer programs and the products and proceeds of all of the foregoing and the Company's intellectual property.

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

Events of Default

Upon an event of default under the secured convertible notes, and in the event the note holders give the Company a written notice of default, an amount equal to 130% of the amount of the outstanding secured convertible notes and interest thereon shall become immediately due and payable or another amount as otherwise provided in the notes. Events of default under the secured convertible notes include the following:

-    failure to pay any amount of principal or interest on the notes;
- failure to issue shares to the selling stockholders upon conversion of the notes, and such failure continues for ten days after notification by the note holders;
- failure to obtain effectiveness of the registration statement covering the resale of the shares of our Commons Stock issuable upon conversion of the secured convertible notes and the exercise of the warrants on or before September 15, 2006 (or October 10, 2006 if the Company is making a good faith effort to respond to the Securities and Exchange Commission's comments), or an effective registration statement covering such shares ceases to be effective for any ten consecutive days or any twenty days in any twelve month period;
-    breaches by the Company of any of the convents contained in the notes;
- breaches by the Company of any representations and warranties made in the 2005 securities purchase agreement or any related document;
- appointment by the Company of a receiver or trustee or makes an assignment for the benefit of creditors;
-    filing of any judgment against the Company for more than $50,000;
- bringing of bankruptcy proceedings against the Company and such proceedings are not stayed within sixty days of such proceedings being brought; or
- delisting of the Common Stock from the OTC Bulletin Board or equivalent replacement exchange.

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

Side Letter Agreement

We entered into a side letter agreement with the investors on November 10, 2005. The Side Letter Agreement provided that in consideration for the November 2005 sale of the secured convertible notes, the investors agreed that the face amount of the $500,000 of secured convertible notes issued to the investors in August 2004 and the $200,000 in secured convertible notes which remained to be issued under the 2004 securities purchase agreement upon the effectiveness of a registration statement covering such secured convertible notes shall be included in the amount advanced to the Company under the November 2005 secured convertible notes. The side letter agreement also provided that the terms of the 2005 securities purchase agreement shall supercede the prior 2004 securities purchase agreement and that all interest, penalties, fees, charges or other obligations accrued or owed by the Company to the investors pursuant to the 2004 securities purchase agreement are waived, provided that in the event of any material breach of the 2005 securities purchase agreement by the Company, which breach is not cured within five days of receipt by the Company of written notice of such breach, the novation of the 2004 securities purchase agreement and the waiver of the prior obligations thereunder shall be revocable by the selling stockholders and all such prior obligations shall be owed as if the 2004 securities purchase agreement was never superceded.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for options and warrants issued pursuant to its stock option plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock Based Compensation." Effective January 1, 2006, on the first day of the Company's fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share Based Payments," using the modified-prospective transition method. Under this transition method, compensation cost recognized in the period of initial adoption includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statements of operations is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company's determination of fair value of share-based payment awards are made as of their respective dates of grant using that option pricing model and is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the option.

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

We have historically lost money.   As of March 31, 2006, we had $3,627,397
in accumulated deficit.  There is a risk that our medical and technical
staffing services businesses will fail.   If our business plan is not
successful, we will likely be forced to curtail or abandon our business plan. If this happens, investors could lose their entire investment in our Common Stock.

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

                                     21
Our operations are recently acquired which means that we have a limited operating history upon which you can base your investment decision

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

Assuming the sale of all of our secured convertible notes, we will owe approximately $3,700,000 to the holders of the notes (not including any
accrued interest).   Additionally, we still owe approximately $221,585
under a promissory note with Abundant, and approximately $218,180 under a SBA loan and line of credit, which was assumed by Marathon as part of the disposition of Marathon (but with respect to which the lender claims we remain liable). We may be forced to raise additional funds to repay these amounts through the issuance of equity, equity-related or convertible debt securities. The issuance of additional common stock dilutes existing stockholdings. Additionally, in furtherance of our convertible secured note transaction, we may issue additional shares of common stock throughout the term, and accordingly, our stockholders may experience significant dilution. Further procurement of additional financing through the issuance of equity, equity-related or convertible debt securities or preferred stock may further dilute existing stock. The perceived risk of dilution may cause the holders of our secured convertible notes, as well as other holders, to sell their shares, which would contribute to downward movement in the price of your shares. Additionally, if such additional shares are issued, investors would likely experience a devaluing of our Common Stock.

We have pledged all of our assets to existing creditors

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

In the 2005 securities purchase agreement relating to our secured convertible notes, we made certain representations and warranties and agreed to certain covenants that are customary for securities purchase agreements. In the event that we breach those representations, warranties or covenants, we will be subject to liquidated damages in the amount of 3% of the outstanding amount of the secured convertible notes, per month, plus accrued and unpaid interest on the notes for such breaches. As of the May 23, 2006, the outstanding amount of the secured convertible notes was
$3,075,000.   We have not previously been required to pay any liquidated damages, however if we do breach the representations, warranties or covenants, we will be forced to pay liquidated damages to the note holders. If we do not have enough cash on hand to cover the amount of the liquidated damages, we could be forced to sell part or all of our assets, which could force us to scale back our business operations. If this happens, investors would likely experience a devaluing of our Common Stock.

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

We may be unable to manage our growth.

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

Risks Relating to Our Current Financing Arrangement

If the registration statement covering the resale of the shares of our Commons Stock issuable upon conversion of the secured convertible notes and exercise of the warrants is not declared effective before September 15, 2006, we may be forced to incur substantial penalties.

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

As of May 23, 2006, we had 9,869,361 shares of Common Stock issued and outstanding. We plan to register the shares of Common Stock issuable upon conversion of $3,700,000 of secured convertible notes and related warrants (7,400,000 shares as of May 23, 2006). As sequential conversions and sales take place, the price of our Common Stock may decline, and as a result, the holders of the secured convertible notes could be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, to the detriment of the investors in this Offering. All of the shares issuable upon conversion of the secured convertible notes and upon exercise of the warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our Common Stock.

The issuance and sale of Common Stock underlying the secured convertible notes and the warrants represent overhang.

In addition, the Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants may represent overhang that may also adversely affect the market price of our Common Stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's Common Stock will decrease, and any additional shares which shareholders attempt to sell in the market will only decrease the share price even more. The secured convertible notes may be converted at a conversion price of $0.50 per share, as of May 23, 2006. Warrants to purchase 5,556 shares of our Common Stock may be exercised at a price of $40.50 per share and warrants to purchase 143,056 shares of our Common Stock may be exercised at a price of $9.00 per share. As of May 23, 2006,
the market price for one share of our Common Stock was $1.00.    Therefore,
the secured convertible notes and warrants may be converted into Common Stock at a discount to the market price, providing holders with the ability to sell their Common Stock at or below market and still make a profit. In the event of such overhang, holders will have an incentive to sell their Common Stock as quickly as possible. If the share volume of the Company's Common Stock cannot absorb the discounted shares, the market price per share of our Common Stock will likely decrease.

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

Our existing stockholders will experience substantial dilution of their investment upon conversion of the secured convertible notes and exercise of the warrants by the holders thereof. The secured convertible notes are convertible into shares of our Common Stock at the lesser of $0.90 or 50% of the average of the three lowest trading prices of our Common Stock during the 20 trading day period ending one trading day before the date that a holder sends us a notice of conversion. If converted on May 23, 2006, the secured convertible notes would be convertible into approximately 7,400,000 shares of Common Stock based upon a conversion price of $0.50. The number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our Common Stock that would cause dilution to our existing stockholders. The sale of shares of Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants may adversely affect the market price of our Common Stock. As sequential conversions and sales take place, the price of our Common Stock may decline and if so, the holders of secured convertible notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders. Additionally, there are no provisions in the 2005 securities purchase agreement, the secured convertible notes, the warrants, or any other document which restrict the holders' ability to sell short our Common Stock, which they could do to decrease the price of our Common Stock and increase the number of shares they would receive upon conversion and thereby further dilute other stockholders.

The following is an example of the amount of shares of our Common Stock that are issuable upon conversion of the secured convertible notes based on conversion prices that are 25%, 50% and 75% below the conversion price as of May 23, 2006 of $0.50.

 (1) Includes shares of Common Stock issuable upon conversion of the secured convertible notes. Does not include 148,611 shares of Common Stock issuable upon exercise of outstanding warrants.

(2) As of May 23, 2005, we had 9,869,361 shares of Common Stock issued and outstanding.

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

As of May 23, 2006, we had issued to the secured convertible note investors $3,075,000 aggregate principal amount of secured convertible notes, warrants to purchase 5,556 shares of our Common Stock at $40.50 per share, and warrants to purchase 143,056 shares of our Common Stock at $9.00 per
share.   The investors are required to purchase an additional $625,000 principal amount of secured convertible notes and warrants to purchase 2,222 shares of our Common Stock at $40.50 per share and warrants to purchase 23,611 shares of Common Stock at $9.00 per share five days following the date that the registration statement for the resale of the shares of common stock issuable upon conversion of the secured convertible notes and exercise of the warrants is declared effective by the Securities and Exchange Commission and conditioned upon certain other conditions, including: (i) the Company's representations and warranties contained in the 2005 securities purchase agreement being true and correct in all material respects on the date when made and as of the date of such purchase; (ii) the Company having performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by the 2005 agreement; (iii) there being no litigation, statute, rule, regulation, executive order, decree, ruling or injunction that has been enacted, entered, promulgated or endorsed by or in any court or government authority of competent jurisdiction or any self-regulatory organization having requisite authority which prohibits the transactions contemplated by the 2005 agreement; (iv) no event having occurred which could reasonably be expected to have a material adverse effect on the Company; and (v) the shares of Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants having been authorized for quotation on the OTC Bulletin Board and trading in our Common Stock on the OTC Bulletin Board having not been suspended by the Securities and Commission or the OTC Bulletin Board.

If the registration statement is not declared effective within the agreed-upon time frame or we fail to satisfy these additional conditions, the investors have no obligation to purchase the remaining secured
convertible notes and warrants.   If the investors do not purchase the
remaining secured convertible notes and warrants, the Company may be required to curtail or abandon its business plan, which would decrease the value of our Common Stock.
                                     31

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

The Company has not paid any cash dividends.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2006. This evaluation was carried out under the supervision and with the participation of our CEO and CFO, Mr. David Walters (the "Certifying Officer"). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2006, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our periodic reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officer, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2006. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. See: RISKS FACTORS.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 19, 2006, Community Capital Bank filed a complaint in the Supreme Court of the State of New York (Kings County) against the Company, Macdonald S. Tudeme (our former CEO) and Marguerite Tudeme (our former Secretary). The complaint seeks payment of three loans made by Community Capital Bank having a total outstanding principal amount of $202,527.67 plus unpaid interest. The Company believes that the Community Capital Bank loans were made to M.T. Marketing Int. Corp., a former subsidiary that was disposed of on December 15, 2005 as part of the Company's disposition of
Marathon Healthcare Corp, and are guaranteed by the Tudemes.   As a result,
the Company does not believe it is obligated to repay any amounts due under the Community Capital Bank loans.

On January 25, 2006, we received notice from the Internal Revenue Service (the "IRS") that the IRS had concluded that our subsidiary Drug Consultants, Inc. ("DCI") was a third-party payer to and thus employer of a pharmacist who provided services to DCI's client, the California Department of Corrections. Although the IRS notice applies only to the case of the individual pharmacist, if unchanged, it could require DCI to classify other pharmacists and nurses in its registry who provide services to DCI's clients as employees of DCI. Accordingly, compensation payable to such pharmacists and nurses would be subject to federal income tax withholding, Federal Insurance Contributions Act (FICA) tax, and Federal Unemployment
Tax Act (FUTA) tax.   This result would have a material adverse effect on
our business, financial condition and results of operations. The Company disagrees with the conclusion of the IRS notice, believes that the pharmacist in question was properly classified as an independent contractor and is in the process of contesting the conclusion of the IRS.

On March 6, 2006, we received notice that the U.S. Department of Labor, Employment Standards Administration, Wage & Hour Division ("DOL") was conducting an investigation of work performed by our subsidiary DCI for the California Department of Corrections and Rehabilitation during the period from February 24, 2004 through February 24, 2006. The Company believes the DOL inquiry relates to the applicability of the Fair Labor Standards Act and related overtime pay obligations. The Company is cooperating with the DOL inquiry.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective March 31, 2006, pursuant to written consent executed by our stockholders holding 75.2% of our outstanding common stock, we took the following corporate actions:

(a) We changed our corporate name to Monarch Staffing, Inc. from MT Ultimate Healthcare Corp.;

(b) We effected a one-for-ninety reverse stock split of our common stock;

(c) We re-authorized (after giving effect to the reverse stock split) 400,000,000 shares of our common stock, par value $.001 per share;

(d) We authorized 5,000,000 shares of "blank check" preferred stock.; and

(e) We approved our 2005 Stock Incentive Plan.

Each of these corporate actions is described in more detail in our Information Statement dated, and mailed to our stockholders on, March 6, 2006.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBITS
EXHIBIT  NO.   DESCRIPTION  OF  EXHIBIT
------------   ------------------------

31.1           Certification pursuant to Section 302

32.1           Certification pursuant to Section 906






                                SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED: May 26, 2006           Monarch Staffing, Inc.

                              /s/ David Walters
                              --------------------------------------
                              By: David Walters
                              Chairman and Chief Executive Officer
                              Title: