Form 10QSB
period 2006-06-30
MONARCH STAFFING, INC.
filed 2006-08-09
CIK 1177326

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-QSB

                                (MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM TO

                      COMMISSION FILE NUMBER 000-49915

                          Monarch Staffing, Inc.
                  (Formerly MT Ultimate Healthcare Corp.)
     -----------------------------------------------------------------
     (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           Nevada                                     88-0477056
---------------------------------        ---------------------------------
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

               18301 VON KARMAN, SUITE 250, IRVINE, CA. 92612
               ----------------------------------------------
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                               (949) 260-0150
                        ---------------------------
                        (ISSUER'S TELEPHONE NUMBER)






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

  Yes [ ] No [X]

The registrant had 9,869,361 shares of common stock outstanding as of August 7, 2006.

Transitional Small Business Disclosure Format (check one):


Yes     No  X
   ----    ----



                                   INDEX



PART I    FINANCIAL INFORMATION                                        PAGE

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Unaudited Condensed Consolidated Balance Sheets as
          of June 30, 2006                                               3

          Unaudited Condensed Consolidated Statements of Operations
          for the Three and Six Months Ended June 30, 2006 and 2005      4

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the Three and Six Months Ended June 30, 2006 and 2005      5

          Notes to Unaudited Condensed Consolidated Financial Statements 6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                      8

ITEM 3.   CONTROLS AND PROCEDURES                                       29

PART II   OTHER INFORMATION                                             30

ITEM 1.   LEGAL PROCEEDINGS                                             30

ITEM 2.   CHANGES IN SECURITIES                                         30

ITEM 3.   DEFAULTS ON SENIOR SECURITIES                                 30

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS         30

ITEM 5.   OTHER INFORMATION                                             30

ITEM 6.   EXHIBITS                                                      30

          SIGNATURES                                                    31


                                 PART I

                         FINANCIAL INFORMATION

                     ITEM 1. FINANCIAL STATEMENTS

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
                         Consolidated Balance Sheet

                                   ASSETS
                                   ------

                                                                 June 30,
                                                                   2006
                                                               ------------
                                                                (unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                     $         -
 Accounts receivable, net                                        1,325,137
                                                               ------------
  Total Current Assets                                           1,325,137

OTHER ASSETS
 Other receivable                                                   50,033
 Goodwill                                                        1,245,481
                                                               ------------
  Total Other Assets                                             1,295,514
                                                               ------------
  TOTAL ASSETS                                                 $ 2,620,651
                                                               ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ---------------------------------------------

CURRENT LIABILITIES
 Accounts payable                                              $   449,632
 Accounts payable - related party                                   30,167
 Accrued expenses                                                  376,953
 Accrued interest                                                  167,375
 Derivatives                                                        42,246
 Factoring liability                                               546,795
 Notes payable - current portion                                    55,395
                                                               ------------
  Total Current Liabilities                                      1,668,563

LONG-TERM DEBT
 Notes payable                                                     152,464
 Callable secured convertible notes payable                      3,075,000
                                                               ------------
  Total Long-Term Debt                                           3,227,464
                                                               ------------
  Total Liabilities                                              4,896,026
                                                               ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value; 400,000,000 shares
  authorized, 9,862,690 outstanding                                  9,863
 Additional paid-in capital                                      1,566,447
 Accumulated deficit                                            (3,851,686)
                                                               ------------
  Total Stockholders' Equity (Deficit)                          (2,275,376)
                                                               ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $ 2,620,651
                                                               ============

           The accompanying notes are an integral part of these
                     consolidated financial statements
                                     3

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
                   Consolidated Statements of Operations
                                (unaudited)

                               For the Three Months Ended   For the Six Months Ended
                                         June 30,                    June 30,
                               --------------------------  --------------------------
                                   2006          2005          2006          2005
                               ------------  ------------  ------------  ------------
REVENUES                       $ 1,918,858   $   126,283   $ 3,802,425   $   302,772

COST OF REVENUES                 1,702,394        70,831     3,302,099       177,086
                               ------------  ------------  ------------  ------------
GROSS PROFIT                   $   216,464   $    55,452   $   500,326   $   125,686
                               ------------  ------------  ------------  ------------
OPERATING EXPENSES
  Salaries and wages                45,389        43,657       125,122        87,261
  Consulting                        96,808           -         173,086           -
  Professional fees                123,696         3,053       162,980         3,101
  General and administrative        67,676        31,327       148,159        54,627
  Bad debt expense                     638        19,140         1,518        19,140
                               ------------  ------------  ------------  ------------
   Total Operating Expenses        334,207        97,177       610,865       164,129
                               ------------  ------------  ------------  ------------
INCOME (LOSS) FROM OPERATIONS     (117,744)      (41,725)     (110,540)      (38,443)

OTHER INCOME (EXPENSE)
  Interest income                      226           -           1,061           -
  Gain on debt settlement              -             -          30,000           -
  Gain (loss) on derivative
   valuation                       (11,625)          -         (21,625)          -
  Interest expense                 (95,147)           (9)     (194,931)           (9)
                               ------------  ------------  ------------  ------------
   Total Other Income (Expense)   (106,546)           (9)     (185,495)           (9)
                               ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE
INCOME TAXES                      (224,290)      (41,734)     (296,035)      (38,452)

  Provision for income taxes           -          (1,600)          -          (2,698)
                               ------------  ------------  ------------  ------------
NET INCOME (LOSS)              $  (224,290)  $   (43,334)  $  (296,035)  $   (41,150)
                               ============  ============  ============  ============

BASIC INCOME (LOSS) PER SHARE  $     (0.02)  $     (0.00)  $     (0.03)  $     (0.00)
                               ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING        9,862,690     9,203,704     9,862,690     9,203,704
                               ============  ============  ============  ============

           The accompanying notes are an integral part of these
                     consolidated financial statements
                                     4

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
                   Consolidated Statements of Cash Flows
                                (unaudited)

                                           For the                  For the
                                      Three Months Ended        Six Months Ended
                                            June 30,                 June 30,
                                    ------------------------ ------------------------
                                       2006         2005        2006         2005
                                    -----------  ----------- -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                   $ (224,290)  $  (43,334) $ (296,035)  $  (41,150)
Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities:
 (Gain)/loss on valuation of
  derivatives                           11,625          -        21,625          -
Changes in operating assets and
liabilities (increase) decrease in:
 (Increase)/decrease in accounts
  receivable                           315,136       17,360    (588,592)     (25,039)
 (Increase)/decrease in other assets   (29,170)         -       (50,033)         -
 Increase/(decrease) in accounts
  payable                             (276,845)      (9,180)   (459,293)     (10,027)
 Increase/(decrease) in accrued
  expenses and other current
  liabilities                           66,401       36,698      16,446       45,698
                                    -----------  ----------- -----------  -----------
  Net Cash Provided by (Used in)
  Operating Activities                (137,142)       1,544  (1,355,881)     (30,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Cash Provided by (Used in)
  Investing Activities                     -            -           -            -
                                    -----------  ----------- -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments made on notes payable        (13,726)         -      (322,215)         -
 Net advances from factored
  receivables                         (171,056)         -       211,663          -
 Proceeds received on convertible
  debt                                     -            -       425,000          -
                                    -----------  ----------- -----------  -----------
  Net Cash Provided by (Used in)
  Financing Activities                (184,782)         -       314,448          -
                                    -----------  ----------- -----------  -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                  (321,924)       1,544  (1,041,433)     (30,518)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                      321,924        5,103   1,041,433       37,165
                                    -----------  ----------- -----------  -----------
CASH AND CASH EQUIVALENTS AT
END OF YEAR                         $        -   $    6,647  $        -   $    6,647
                                    ===========  =========== ===========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION
 Cash Payments For:
  Interest                          $   47,136   $        9  $   53,472   $        9
  Income taxes                      $      -     $    2,698  $      -     $    2,698

           The accompanying notes are an integral part of these
                     consolidated financial statements
                                     5

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
          Notes To Consolidated Financials Statements (Unaudited)

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -   BASIC INCOME (LOSS) PER SHARE (Unaudited)

The computations of basic income (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock warrants, have been considered but have not been included in the calculation as their effect is anti-dilutive for the periods presented.

                                                          June 30,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
     Numerator   income (loss)                   $  (224,290)  $   (43,334)

     Denominator - weighted average number of
       Shares outstanding                          9,862,690     9,203,704
                                                 ------------  ------------
     Income (loss) per share                     $     (0.02)  $      0.00
                                                 ============  ============

NOTE 3 -   GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $3,851,686 at June 30, 2006. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.
                                      6

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
          Notes To Consolidated Financials Statements (Unaudited)

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

NOTE 4 -   SUBSEQUENT EVENTS

On July 24, 2006, the Factoring Agreement was amended and under the terms of the amendment a fee equal to prime plus 1.50% shall be charged on a daily basis based upon total of invoices purchased by Systran that remain
unpaid and outstanding, less the deposit held by Systran.   Further, the
purchase price for each invoice sold was amended to be the face amount of the invoice less a discount of 0.65%. Additionally, a one time fee of 0.50% on all invoices that remain unpaid from the date sold shall be incurred on the 91st day from the date sold.

NOTE 5 -   LEGAL PROCEEDINGS

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

On January 25, 2006, we received notice from the Internal Revenue Service (the "IRS") that the IRS had concluded that our subsidiary Drug Consultants, Inc. ("DCI") was a third-party payer to and thus employer of a pharmacist who provided services to DCI's client, the California Department of Corrections. Although the IRS notice applies only to the case of the individual pharmacist, if unchanged, it could require DCI to classify other pharmacists and nurses in its registry who provide services to DCI's clients as employees of DCI. Accordingly, compensation payable to such pharmacists and nurses would be subject to federal income tax withholding, Federal Insurance Contributions Act (FICA) tax, and Federal Unemployment
Tax Act (FUTA) tax.   This result would have a material adverse effect on
our business, financial condition and results of operations. The Company disagrees with the conclusion of the IRS notice, believes that the pharmacist in question was properly classified as an independent contractor and is in the process of contesting the conclusion of the IRS.
                                    7


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
          Notes To Consolidated Financials Statements (Unaudited)

NOTE 5 -   LEGAL PROCEEDINGS (continued)

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

On June 5, 2006, Phillip Evans, a former contractor of DCI, filed a complaint in the Superior Court of California (Riverside County) against DCI. The complaint alleges, among other things, libel and unfair business practices, and seeks general special and punitive damages of $2,170,000. The Company believes the claims are without merit.


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

The forward-looking statements generally include our management's plans and objectives for future operations, including plans, objectives and expectations relating to our future economic performance, business prospects, revenues, working capital, liquidity, ability to obtain financing, generation of income and actions of secured parties not to foreclose on our assets. The forward-looking statements may also relate to our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements generally can be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "estimate," "continue," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

- anticipated trends in our financial condition and results of operations (including expected changes in our gross margin and general, administrative and selling expenses);
-    our ability to finance our working capital and other cash
     requirements;
-    our business strategy for expanding our presence in the markets we serve; and
-    our ability to distinguish ourselves from our current and future competitors.
                                   8

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

We operate our medical staffing services business through our wholly owned subsidiary Drug Consultants, Inc. (DCI). DCI furnishes personnel to perform a range of pharmacy technician, nursing and other health care services in support of the operations of government and commercial facilities, including its largest client, the State of California (which accounted for approximately 95% of DCI's 2005 revenue). DCI currently operates under three master contracts with the State of California. The master contracts are for terms of three years and currently expire between September 30, 2007 and June 30, 2008. Historically, DCI has been able to obtain replacement contracts for its services to the State of California upon expiration of its master contracts. DCI's contracts with the State of California do not provide for a minimum purchase commitment of our services and can be terminated by the State at any time on 30 days' notice.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

Revenues for the three months ended June 30, 2006 were $1,918,858. This is an increase of approximately 1419% over revenues of $126,283 realized for the three months ended June 30, 2005. This increase in revenues is attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006 revenues.

Costs of revenues for the three months ended June 30, 2006 were $1,702,394, which is an increase of approximately 2303% over the $70,831 in costs of revenues for the three months ended June 30, 2005. This increase in costs of revenues is attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006 costs of revenues.

Based on the above, the Company realized a gross profit for the three months ended June 30, 2006 of $216,464, versus a gross profit for the three months ended June 30, 2005 of $55,452.

Salaries and wages for the three months ended June 30, 2006 were $45,389. This is an increase in salaries and wages of approximately 4% over the $43,657 in salary and wages for the three months ended June 30, 2005. This increase is primarily attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006.

Consulting expenses for the three months ended June 30, 2006 were $96,808. There were no consulting expenses for the three months ended June 30, 2005. This increase is primarily attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006.

Professional fees for the three months ended June 30, 2006 were $123,696. This is an increase in professional fees of approximately 3,952% over the $3,053 in professional fees for the three months ended June 30, 2005. This increase is primarily attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006.

General and Administrative (G&A) operating expenses for the three months ended June 30, 2006 were $67,676. This is an increase in G&A expenses of approximately 116% over the $31,327 in G&A operating expenses for the three months ended June 30, 2005. This increase is primarily attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006 G&A operating expenses.

Bad debt expense for the three months ended June 30, 2006 was $638. This is a decrease in bad debt expense of approximately 97% over the $19,140 in bad debt expense for the three months ended June 30, 2005. This decrease is primarily attributable to better credit and collection programs in place for 2006.

As a result, the Company had an operating loss for the three months ended June 30, 2006 of $117,744 compared to an operating loss of $41,725 for the three months ended June 30, 2005.

The Company had other expenses of $106,546 for the three months ended June 30, 2006, versus $ 9 of other expenses for the three months ended June 30, 2005. The increase in other expenses is primarily attributable to an increase in interest expense related to our outstanding convertible secured notes (and the beneficial conversion feature associated with the notes) and the interest expense associated with our factoring facility.

As a result, our net loss for the three months ended June 30, 2006 was $224,290 versus a net loss of $43,334 for the three months ended June 30, 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Revenues for the six months ended June 30, 2006 were $3,802,425. This is an increase of approximately 1156% over revenues of $302,772 realized for the six months ended June 30, 2005. This increase in revenues is attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006 revenues.

Costs of revenues for the six months ended June 30, 2006 were $3,302,099, which is an increase of approximately 1765% over the 177,086 in costs of revenues for the six months ended June 30, 2005. This increase in costs of revenues is attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006 costs of revenues.

Based on the above, the Company realized a gross profit for the six months ended June 30, 2006 of $500,326, versus a gross profit for the six months ended June 30, 2005 of $125,686.

Salaries and wages for the six months ended June 30, 2006 were $125,122. This is an increase in salaries and wages of approximately 43% over the $87,261 in salary and wages for the six months ended June 30, 2005. This increase is primarily attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006.

Consulting expenses for the six months ended June 30, 2006 were $173,086. There were no consulting expenses for the six months ended June 30, 2005. This increase is primarily attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006.

Professional fees for the six months ended June 30, 2006 were $162,980. This is an increase in professional fees of approximately 5,156% over the $3,101 in professional fees for the six months ended June 30, 2005. This increase is primarily attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006.

General and Administrative (G&A) operating expenses for the six months ended June 30, 2006 were $148,159. This is an increase in G&A expenses of approximately 171% over the $54,627 in G&A operating expenses for the six months ended June 30, 2005. This increase is primarily attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006 G&A operating expenses.

Bad debt expense for the six months ended June 30, 2006 was $1,518. This is a decrease in bad debt expense of approximately 92% over the $19,140 in bad debt expense for the six months ended June 30, 2005. This decrease is primarily attributable to better credit and collection programs in place for 2006.

As a result, the Company had an operating loss for the six months ended June 30, 2006 of $110,540 compared to an operating loss of $38,443 for the six months ended June 30, 2005.

The Company had other expenses of $185,495 for the six months ended June 30, 2006, versus $ 9 of other expenses for the six months ended June 30, 2005. The increase in other expenses is primarily attributable to an increase in interest expense related to our outstanding convertible secured notes (and the beneficial conversion feature associated with the notes) and the interest expense associated with our factoring facility.

As a result, our net loss for the six months ended June 30, 2006 was $296,035 versus a net loss of $41,150 for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had negative net working capital of $343,426. Our current assets of $1,325,137 consisted of cash and cash equivalents of $ 0 and accounts receivable net of $1,325,137. Our current liabilities of $1,668,563 consisted of accounts payable and accrued expenses of $1,024,127; a factoring liability of $546,795, notes payable, current of $55,395; and derivatives liability of $42,246.

As of June 30, 2006, we had long-term debt of $3,227,464, consisting of $3,075,000 outstanding under our convertible secured notes and $152,464 in notes payable.

Net cash used in operating activities for the three months ended June 30, 2006 was $137,142, compared to net cash provided by operating activities
for the three months ended June 30, 2005 of $1,544.   Our increase of cash
used in operating activities in 2006 is primarily attributable to our increased net loss for the period and repayment of other liabilities.

Net cash used in financing activities for the three months ended June 30, 2006 was $184,782 compared with $ 0 for the three months ended June 30, 2005. The increase reflects the repayment of debt and reduction in the factoring line.

Net cash used in operating activities for the six months ended June 30, 2006 was $1,355,881, compared to net cash used in operating activities for the six months ended June 30, 2005 of $30,518. Our increase of cash used in operating activities in 2006 is primarily attributable to our increased net loss for the period and repayment of other liabilities.

Net cash provided by financing activities for the six months ended June 30, 2006 was $314,448 compared with $ 0 for the six months ended June 30, 2005. The increase reflects the proceeds from convertible debt and an increase in the factoring line.

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had an accumulated deficit of $3,851,686 at June 30, 2006. Our management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

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

We had an operating cash flow deficit six months ended June 30, 2006. We do not currently have enough capital to repay our outstanding convertible secured notes and other liabilities and we may never generate enough revenue to repay the amounts owed. In addition, execution of our acquisition-based growth strategy will likely acquire significant additional capital.

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

RECEIVABLES FACTORING FACILITY

On November 8, 2005, iTech and DCI entered into a Factoring and Security Agreement to sell accounts receivables to Systran Financial Services Corporation. The purchase price for each invoice sold is the face amount of the invoice less a discount of 1.5%.

On July 24, 2006, the Factoring Agreement was amended and under the terms of the amendment a fee equal to prime plus 1.50% shall be charged on a daily basis based upon total of invoices purchased by Systran that remain
unpaid and outstanding, less the deposit held by Systran.   Further, the
purchase price for each invoice sold was amended to be the face amount of the invoice less a discount of 0.65%. Additionally, a one time fee of 0.50% on all invoices that remain unpaid from the date sold shall be incurred on the 91st day from the date sold.

All accounts sold are with recourse by Systran. Systran may defer making payment to iTech of a portion of the purchase price payable for all accounts purchased which have not been paid up to 10.0% of such accounts (reserve).


CONVERTIBLE SERCURED NOTES

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

As of August 7, 2006, we had issued under the two securities purchase agreements:

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

Side Letter Agreement
---------------------
We entered into a side letter agreement with the investors on November 10, 2005. The Side Letter Agreement provided that in consideration for the November 2005 sale of the secured convertible notes, the investors agreed that the face amount of the $500,000 of secured convertible notes issued to the investors in August 2004 and the $200,000 in secured convertible notes which remained to be issued under the 2004 securities purchase agreement upon the effectiveness of a registration statement covering such secured convertible notes shall be included in the amount advanced to the Company under the November 2005 secured convertible notes. The side letter agreement also provided that the terms of the 2005 securities purchase agreement shall supercede the prior 2004 securities purchase agreement and that all interest, penalties, fees, charges or other obligations accrued or owed by the Company to the investors pursuant to the 2004 securities purchase agreement are waived, provided that in the event of any material breach of the 2005 securities purchase agreement by the Company, which breach is not cured within five days of receipt by the Company of written notice of such breach, the novation of the 2004 securities purchase agreement and the waiver of the prior obligations thereunder shall be revocable by the selling stockholders and all such prior obligations shall be owed as if the 2004 securities purchase agreement was never superceded.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies
----------------------------
We prepare our consolidated financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Monarch Staffing, Inc. (formerly MT Ultimate Healthcare Corp.) (Monarch), and its wholly-owned subsidiaries, iTechexpress, Inc. (iTech) and Drug Consultants, Inc. (DCI), and iTech's wholly-owned subsidiary, Success Development Group, Inc. (SDC). All material intercompany accounts and transactions have been eliminated in the consolidation.

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

Derivative Financial Instruments
--------------------------------
The Company's derivative financial instruments consist of embedded derivatives related to the convertible notes, since the notes are not conventional convertible debt. The embedded derivatives include the conversion feature, monthly payment options, variable interest features, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.

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

Stock-Based Compensation
------------------------
Prior to January 1, 2006, the Company accounted for options and warrants issued pursuant to its stock option plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock Based Compensation." Effective January 1, 2006, on the first day of the Company's fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share Based Payments," using the modified-prospective transition method. Under this transition method, compensation cost recognized in the period of initial adoption includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statements of operations is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

RISKS RELATING TO OUR BUEINESS

---------------------------------------------------------------------------
We may continue to be unprofitable and may not generate profits to continue our business plan.
---------------------------------------------------------------------------
We have historically lost money.   As of June 30, 2006, we had $3,851,686
in accumulated deficit.  There is a risk that our medical and technical
staffing services businesses will fail.   If our business plan is not
successful, we will likely be forced to curtail or abandon our business plan. If this happens, investors could lose their entire investment in our Common Stock.

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

---------------------------------------------------------------------------
We may be forced to sell shares of Common Stock and/or enter into additional convertible note financing agreements in order to repay amounts owed and continue our business plan.
---------------------------------------------------------------------------
Assuming the sale of all of our secured convertible notes, we will owe approximately $3,700,000 to the holders of the notes (not including any
accrued interest).   Additionally, we still owe approximately $207,859
under a promissory note with Abundant, and approximately $218,180 under a SBA loan and line of credit, which was assumed by Marathon as part of the disposition of Marathon (but with respect to which the lender claims we remain liable). We may be forced to raise additional funds to repay these amounts through the issuance of equity, equity-related or convertible debt securities. The issuance of additional common stock dilutes existing stockholdings. Additionally, in furtherance of our convertible secured note transaction, we may issue additional shares of common stock throughout the term, and accordingly, our stockholders may experience significant dilution. Further procurement of additional financing through the issuance of equity, equity-related or convertible debt securities or preferred stock may further dilute existing stock. The perceived risk of dilution may cause the holders of our secured convertible notes, as well as other holders, to sell their shares, which would contribute to downward movement in the price of your shares. Additionally, if such additional shares are issued, investors would likely experience a devaluing of our Common Stock.

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

---------------------------------------------------------------------------
The secured convertible notes become immediately due and payable upon default and we may be required to pay an amount in excess of the outstanding amount due under of the secured convertible notes, and we may be forced to sell all of our assets.
---------------------------------------------------------------------------

The secured convertible notes become immediately due and payable upon an event of default including:
---------------------------------------------------------------------------
- failure to obtain effectiveness of the registration statement covering the resale of the shares of our Commons Stock issuable upon conversion of the secured convertible notes and exercise of the warrants on or before September 15, 2006 (or October 10, 2006 if the Company is making good faith efforts to respond to Securities and Exchange Commission comments with respect to the registration statement);
-    failure to pay interest and principal payments when due;
- a breach by us of any material covenant or term or condition of the secure convertible notes or any agreement made in connection therewith;
- a breach by us of any material representation or warranty made in the 2005 securities purchase agreement or in any agreement made in connection therewith;
- we make an assignment for the benefit of our creditors, or a receiver or trustee is appointed for us;
- the entering of any money judgment, writ or similar process against us or any of our subsidiaries or any of our property or other assets for more than $50,000;
- any form of bankruptcy or insolvency proceeding is instituted by or against us; and
- our failure to timely deliver shares of Common Stock when due upon conversions of the secured convertible notes.

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

---------------------------------------------------------------------------
We may be subject to liquidated damages in the amount of 3% of the outstanding amount of the secured convertible notes per month plus accrued and unpaid interest on the secured convertible notes for breaches by us of our representations and warranties and certain covenants under the 2005 securities purchase agreement.
---------------------------------------------------------------------------

In the 2005 securities purchase agreement relating to our secured convertible notes, we made certain representations and warranties and agreed to certain covenants that are customary for securities purchase agreements. In the event that we breach those representations, warranties or covenants, we will be subject to liquidated damages in the amount of 3% of the outstanding amount of the secured convertible notes, per month, plus accrued and unpaid interest on the notes for such breaches. As of the August 7, 2006, the outstanding amount of the secured convertible notes was
$3,075,000.   We have not previously been required to pay any liquidated damages, however if we do breach the representations, warranties or covenants, we will be forced to pay liquidated damages to the note holders. If we do not have enough cash on hand to cover the amount of the liquidated damages, we could be forced to sell part or all of our assets, which could force us to scale back our business operations. If this happens, investors would likely experience a devaluing of our Common Stock.

                                   24


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


                                   25


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

                                   25

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

---------------------------------------------------------------------------
The issuance and sale of Common Stock underlying the secured convertible notes and the warrants may depress the market price of our Common Stock.
---------------------------------------------------------------------------

As of August 7, 2006, we had 9,869,361 shares of Common Stock issued and outstanding. We plan to register the shares of Common Stock issuable upon conversion of $3,700,000 of secured convertible notes and related warrants (49,333,333 shares as of August 7, 2006). As sequential conversions and sales take place, the price of our Common Stock may decline, and as a result, the holders of the secured convertible notes could be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, to the detriment of the investors in this Offering. All of the shares issuable upon conversion of the secured convertible notes and upon exercise of the warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our Common Stock.

---------------------------------------------------------------------------
The issuance and sale of Common Stock underlying the secured convertible notes and the warrants represent overhang.
---------------------------------------------------------------------------

In addition, the Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants may represent overhang that may also adversely affect the market price of our Common Stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's Common Stock will decrease, and any additional shares which shareholders attempt to sell in the market will only decrease the share price even more. The secured convertible notes may be converted at a conversion price of $0.075 per share, as of August 7, 2006. Warrants to purchase 5,556 shares of our Common Stock may be exercised at a price of $40.50 per share and warrants to purchase 143,056 shares of our Common Stock may be exercised at a price of $9.00 per share. As of August 7, 2006, the market price for one share of our Common Stock was $0.15. Therefore, the secured convertible notes and warrants may be converted into Common Stock at a discount to the market price, providing holders with the ability to sell their Common Stock at or below market and still make a profit. In the event of such overhang, holders will have an incentive to sell their Common Stock as quickly as possible. If the share volume of the Company's Common Stock cannot absorb the discounted shares, the market price per share of our Common Stock will likely decrease.

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

                                   26



---------------------------------------------------------------------------
The continuously adjustable conversion price feature of our secured convertible notes could require us to issue a substantially greater number of shares, which may adversely affect the market price of our Common Stock and cause dilution to our existing stockholders.
---------------------------------------------------------------------------

Our existing stockholders will experience substantial dilution of their investment upon conversion of the secured convertible notes and exercise of the warrants by the holders thereof. The secured convertible notes are convertible into shares of our Common Stock at the lesser of $0.90 or 50% of the average of the three lowest trading prices of our Common Stock during the 20 trading day period ending one trading day before the date that a holder sends us a notice of conversion. If converted on August 7, 2006, the secured convertible notes would be convertible into approximately 49,333,333 shares of Common Stock based upon a conversion price of $0.075. The number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our Common Stock that would cause dilution to our existing stockholders. The sale of shares of Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants may adversely affect the market price of our Common Stock. As sequential conversions and sales take place, the price of our Common Stock may decline and if so, the holders of secured convertible notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders. Additionally, there are no provisions in the 2005 securities purchase agreement, the secured convertible notes, the warrants, or any other document which restrict the holders' ability to sell short our Common Stock, which they could do to decrease the price of our Common Stock and increase the number of shares they would receive upon conversion and thereby further dilute other stockholders.

The following is an example of the amount of shares of our Common Stock that are issuable upon conversion of the secured convertible notes based on conversion prices that are 25%, 50% and 75% below the conversion price as of August 7, 2006 of $0.075.


Percentages Below      Estimated   Approximate         % of
Conversion Price       Conversion  Number of           OUtstanding
As of August 1, 2006   Price       Shares Issuable (1) Common Stock (1) (2)
---------------------------------------------------------------------------
       25%                $0.056      65,777,778           86.95%
       50%                $0.038      98,666,667           90.91%
       75%                $0.019     197,333,333           95.24%

(1) Includes shares of Common Stock issuable upon conversion of the secured convertible notes. Does not include 148,611 shares of Common Stock issuable upon exercise of outstanding warrants.

(2) As of August 7, 2006, we had 9,869,361 shares of Common Stock issued and outstanding.

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

---------------------------------------------------------------------------
We must satisfy certain conditions before the investors are obligated to purchase the remaining secured convertible notes and warrants.
---------------------------------------------------------------------------

As of August 7, 2006, we had issued to the secured convertible note investors $3,075,000 aggregate principal amount of secured convertible notes, warrants to purchase 5,556 shares of our Common Stock at $40.50 per share, and warrants to purchase 143,056 shares of our Common Stock at $9.00
per share.   The investors are required to purchase an additional $625,000 principal amount of secured convertible notes and warrants to purchase 2,222 shares of our Common Stock at $40.50 per share and warrants to purchase 23,611 shares of Common Stock at $9.00 per share five days following the date that the registration statement for the resale of the shares of common stock issuable upon conversion of the secured convertible notes and exercise of the warrants is declared effective by the Securities and Exchange Commission and conditioned upon certain other conditions, including: (i) the Company's representations and warranties contained in the 2005 securities purchase agreement being true and correct in all material respects on the date when made and as of the date of such purchase; (ii) the Company having performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by the 2005 agreement; (iii) there being no litigation, statute, rule, regulation, executive order, decree, ruling or injunction that has been enacted, entered, promulgated or endorsed by or in any court or government authority of competent jurisdiction or any self-regulatory organization having requisite authority which prohibits the transactions contemplated by the 2005 agreement; (iv) no event having occurred which could reasonably be expected to have a material adverse effect on the Company; and (v) the shares of Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants having been authorized for quotation on the OTC Bulletin Board and trading in our Common Stock on the OTC Bulletin Board having not been suspended by the Securities and Commission or the OTC Bulletin Board.


                                   27



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


                                   28


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


ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2006. This evaluation was carried out under the supervision and with the participation of our CEO and CFO, Mr. David Walters (the "Certifying Officer"). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, June 30, 2006, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

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

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officer, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2006. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. See:
RISKS FACTORS.


                                   29



                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 5, 2006, Phillip Evans, a former contractor of DCI, filed a complaint in the Superior Court of California (Riverside County) against DCI. The complaint alleges, among other things, libel and unfair business practices, and seeks general special and punitive damages of $2,170,000. The Company believes the claims are without merit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBITS

EXHIBIT  NO.   DESCRIPTION  OF  EXHIBIT
------------   ------------------------

10.1 First Amendment to Factoring Agreement with Systran Financial Services Corporation

31.1           Certification pursuant to Section 302

32.1           Certification pursuant to Section 906

                                   30







                                 SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









DATED: August 9, 2006                Monarch Staffing, Inc.


                                     /s/ David Walters
                                     ---------------------------------
                                     David Walters
                                     Chairman and Chief Executive Officer