Form 10KSB/A
period 2005-12-31
MONARCH STAFFING, INC.
filed 2006-10-24
CIK 1177326

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              FORM 10-KSB/A

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

GROWTH STRATEGY

Our goal is to build a nationally recognized medical staffing company. The key components of our business strategy include:

     - INCREASE PENETRATION OF EXISTING CLIENT RELATIONSHIPS. We have built strong relationships with our existing clients, particularly the State of California. We will seek to increase the penetration of our services to agencies of the State which we do not currently serve.

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


RISKS RELATING TO OUR BUSINESS

---------------------------------------------------------------------------
WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.
---------------------------------------------------------------------------

We have historically lost money.   As of December 31, 2005, we had
$248,640 in retained earnings. There is a risk that our medical and technical staffing services businesses will fail. If our business plan is not successful, we will likely be forced to curtail or abandon our business plan. If this happens, investors could lose their entire investment in our Common Stock.

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

The Company had other income of $876,762 for the year ended December
31, 2005, versus $3,943 of other expenses for 2004. The increase in other expenses is primarily attributable to a change in the fair value of derivative and warrant liabilities relating to our outstanding convertible secured notes.

As a result, our net income for the year ended December 31, 2005 was $299,231 versus net income of $29,380 for 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had negative net working capital of $374,520. Our current assets of $1,777,980 consisted of cash and cash equivalents of $1,041,433 and accounts receivable net of $736,547. Our current liabilities of $2,152,500 consisted of accounts payable and accrued expenses of $1,414,007; a factoring liability of $335,132, notes payable, current of $350,394; and accounts payable related parties of $52,967.

As of December 31, 2005, we had long-term debt of $1,196,011, consisting of $603,401 in derivatives, $412,930 outstanding under our convertible secured notes and $179,680 in notes payable.

Net cash provided by operating activities for the year ended December 31, 2005 was $243,191, compared to net cash provided by operations for
the 2004 of $77,814.   Our increase of cash in operating activities in 2005
is primarily attributable to our increased net profit for the period.

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

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had $248,640 in retained earnings at December 31, 2005. Our management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

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


Derivative Financial Instruments
--------------------------------

The Company's derivative financial instruments consist of embedded derivatives related to the convertible notes, since the notes are not conventional convertible debt (see Note 7). The embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.

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

As discussed in Note 1 to the consolidated financial statements, there were errors in reporting the Company's treatment and valuation of embedded derivatives related to convertible debentures and errors in disclosing the Company's acquisition in the balance sheet, statements of operations and related notes that were discovered by management as a result of regulatory review. Accordingly, the consolidated financial statements have been restated to correct the errors.


/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
May 4, 2006, except for Note 1, 2, 5,
7, and 10 dated October 6, 2006

                                     3




Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Monarch Staffing, Inc. and Subsidiaries
(formerly iTechexpress, Inc.)

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Monarch Staffing Inc. and subsidiaries (formerly known as iTechexpress, Inc.) (the "Company") for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Monarch Staffing Inc. and subsidiaries (formerly known as iTechexpress, Inc.) for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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



Corbin & Company, LLP
Irvine. California
December 14, 2005








                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
                         Consolidated Balance Sheet

                                   ASSETS
                                                               December 31,
                                                                   2005
                                                               ------------
                                                                (RESTATED)
CURRENT ASSETS

 Cash and cash equivalents (Note 1)                            $ 1,041,433
 Accounts receivable, net (Note 1)                                 736,547
                                                               ------------
   Total Current Assets                                          1,777,980

OTHER ASSETS

 Goodwill (Note 1)                                               1,245,481
                                                               ------------
  Total Other Assets                                             1,245,481
                                                               ------------
  TOTAL ASSETS                                                 $ 3,023,461
                                                               ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                              $   886,125
 Accounts payable - related party (Note 3)                          52,967
 Accrued expenses                                                  527,882
 Factoring liability (Note 6)                                      335,132
 Notes payable - current portion (Note 4)                          350,394
                                                               ------------
  Total Current Liabilities                                      2,152,500

LONG-TERM DEBT
 Derivatives                                                       603,401
 Notes payable (Note 4)                                            179,680
 Callable secured convertible notes payable
   Net of debt discount of $2,237,070 (Note 5)                     412,930
                                                               ------------
  Total Long-Term Debt                                         $ 1,196,011
                                                               ------------
  Total Liabilities                                            $ 3,348,510
                                                               ------------
COMMITMENTS (Note 8)                                                 -
                                                               ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value; 400,000,000 shares
  authorized, 9,862,690 outstanding (retroactively
  restated) (Note 1)                                                 9,863
 Additional paid-in capital (retroactively restated)              (583,553)
 Retained Earnings                                                 248,640
                                                               ------------
  Total Stockholders' Equity (Deficit)                         $  (325,050)
                                                               ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $ 3,023,461
                                                               ============

 The accompanying notes are an integral part of these financial statements.
                                     5


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
                   Consolidated Statements of Operations

                                                     For the Years Ended
                                                        December 31,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
                                                  (RESTATED)
REVENUES
 Revenues, net                                   $ 1,851,148   $   391,412
 Management fees from affiliates                         -         113,825
                                                 ------------  ------------
  Total Revenues                                   1,851,148       505,237

OPERATING EXPENSES
 Cost of revenues                                  1,154,862       220,383
 General and administrative                        1,248,994       191,297
 Depreciation and amortization                         1,649         4,538
 Bad debt expense                                     23,174        44,183
                                                 ------------  ------------
  Total Operating Expenses                         2,428,679       460,401

INCOME (LOSS) FROM OPERATIONS                       (577,531)       44,836
                                                 ------------  ------------
OTHER INCOME (EXPENSE)
 Interest income                                         196           -
 Loss on discontinued operations (Note 7)            (15,825)          -
 Loss on disposition of subsidiary (Note 7)         (699,616)          -
 Loss on disposition of asset                         (1,062)          -
 Change in fair value of derivative and
   warrant liabilities                             1,868,218           -
 Gain (loss) on derivative valuation (Note 7)        105,448           -
 Interest expense                                   (275,149)       (3,943)
                                                 ------------  ------------
  Total Other Income (Expense)                       876,762        (3,943)
                                                 ------------  ------------
INCOME BEFORE INCOME TAXES                           299,231        40,893

 Provision for income taxes                              -         (11,513)
                                                 ------------  ------------
NET INCOME                                       $   299,231   $    29,380
                                                 ============  ============
BASIC INCOME PER SHARE                           $      0.14   $      0.00
                                                 ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                      2,186,020     9,203,704
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     6

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
         Consolidated Statements of Stockholders' Equity (Deficit)

                                                                          Retained
                                                                          Earnings
                                     Common Stock          Additional    ------------
                               --------------------------    Paid-in     (Accumulated
                                  Shares        Amount       Capital       Deficit)
                               ------------  ------------  ------------  ------------
Balance, January 1, 2004
 (retroactively restated)        9,203,704   $     9,204   $  (582,894)  $   (79,971)

Net income for the year ended
 December 31, 2004                    -             -             -           29,380
                               ------------  ------------  ------------  ------------
Balance, December 31, 2004
 (retroactively restated)        9,203,704         9,204      (582,894)      (50,591)

Common stock issued to acquire
 iTechexpress (Note 1)           1,055,556         1,056        (1,056)          -

Common stock cancelled through
 spinoff of subsidiary (Note 1)   (396,569)         (397)          397           -

Net income for the year ended
 December 31, 2005 (restated)          -             -             -         299,231
                               ------------  ------------  ------------  ------------
Balance, December 31, 2005
 (retroactively restated)        9,862,690   $     9,863   $ 1,566,447   $   248,640
                               ============  ============  ============  ============









 The accompanying notes are an integral part of these financial statements.
                                     7

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
                   Consolidated Statements of Cash Flows

                                                               For the Years Ended
                                                                   December 31,
                                                           --------------------------
                                                               2005          2004
                                                           ------------  ------------
                                                            (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $   299,231  $    29,380
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation                                                   1,649         4,538
  Deferred income taxes                                            -           9,993
  Loss on disposition of subsidiary                            699,616           -
  Loss on disposition of asset                                   1,062           -
  Change in fair value of derivative and warrant
    liabilities                                             (1,633,670)          -
  Bad debt expense                                             322,727        44,183
Changes in operating assets and liabilities:
 Accounts receivable                                           381,161       (55,152)
 Accounts payable                                              133,187        48,221
 Accrued expenses and other current liabilities                 38,226        (3,349)
                                                           ------------  ------------
  Net Cash Provided by (Used in) Operating Activities          243,191        77,814
                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of subsidiary                                     (1,600,000)          -
 Cash paid for property and equipment                              -          (1,949)
                                                           ------------  ------------
   Net Cash (Used in) Investing Activities                  (1,600,000)       (1,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment to shareholder                                          -         (39,445)
 Payments made on notes payable                               (124,054)          -
 Net advances from factored receivables                        335,132           -
 Proceeds received on convertible debt                       2,150,000           -
                                                           ------------  ------------
  Net Cash Provided by (Used in) Financing Activities        2,361,078       (39,445)

NET INCREASE IN CASH AND CASH EQUIVALENTS                    1,004,269        36,420

CASH AND CASH EQUIVALENTS AT BEG OF YEAR                        37,164           744
                                                           ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 1,041,433   $    37,164
                                                           ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash Payments For:
  Interest                                                 $    14,670   $       -
  Income taxes                                             $       -     $     4,869





 The accompanying notes are an integral part of these financial statements
                                     8

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (RESTATED)

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


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (Continued)

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (Continued)

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (Continued)

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

          h.  Basic Income Per Share

          The computations of basic income per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock warrants, in the amount of 10,750,000, have been considered but have not been included in the calculation as their effect is antidilutive for the periods presented.

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (Continued)

          h.  Basic Income Per Share (Continued)

                                                        December 31,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
          Numerator income                       $   299,231  $    29,380

          Denominator - weighted average number
           of shares outstanding                   2,186,020     9,203,704
                                                 ------------  ------------
          Income (loss) per share                $       0.14  $      0.00
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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (Continued)

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


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (Continued)

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


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (Continued)

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


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (Continued)


          m. Derivative Financial Instruments

          The Company's derivative financial instruments consist of embedded derivatives related to the convertible notes entered into on August 31, 2004, since the notes are not conventional convertible debt (see Note 5). The embedded derivatives include the conversion feature, montly payment options, variable interest features, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that the Company records the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.

          In addition, under provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own stock," as a result of enterting into the convertible debt, the Company is required to classify all other non-employee stock options as warrants and derivatives liabilities and mark them to market at each reporting date (see Note 5).

          Conversion-related derivatives were valued using the Binomial Option Pricing Model. The interest rate adjustment provision was valued using discounted cash flows and probability analysis. Options and warrants were valued using the Black-Scholes model. The following assumptions were used in valuing the derivative and warrant liabilities as of December 31;

                                                   2005           2004
                                              ------------   ------------
          Risk-free interest rate             4.35 - 4.36%   3.58 - 3.86%
          Volatility                                  238%           291%
          Expected dividend yield                       0%             0%


          The valuation of the conversion derivatives also considered probability analysis related to trading volume restrictions.

          Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date.
          If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income. The derivative and warrant liabilities are recorded as liabilities in the consolidated balance sheet.

          n.  Fair Value of Financial Instruments

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

          o.  Concentrations of Credit Risk

          The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

          The Company also had $841,219 on deposit with a financial institution at December 31, 2005. Such deposits were not insured beyond the federally insured limit of $100,000 per account.

          p.  Beneficial Conversion Feature

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

          q.  Property and Equipment

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (Continued)

          r. Restatement of Financial Statements

          After reviewing the provisions of the convertible notes, management determined that the notes included certain features that are considered embedded derivative financial instruments, such as the conversion feature, a variable interest rate feature, events of default and a liquidated damages clause, which required recording at their fair value. This adjustment has been reflected in the period ended December 31, 2005.

          The effect of the adjustments and reclassification on the financial statements as of and for the year ended December 31, 2005 is as follows:

          Consolidated Balance Sheet at December 31, 2005:
          ------------------------------------------------
             Derivatives increased by $582,780.
             Callable secured convertible notes payable decreased by $2,237,070.
             Total Long Term Debt decreased by $1,633,669.
             Total Liabilities decreased by $1,654,291.
             Additional paid-in-capital decreased by $2,150,000.
             Retained earnings (accumulated deficit) increased by $3,804,290.
             Total Stockholders' Deficit decreased by $1,654,290.

          Consolidated Statement of Operations for the year ended December 31, 2005:
          --------------------------------------------------------------------------
             Change in fair value of derivative and warrant liabilities increased by
               $1,762,770.
             Interest expense decreased by $2,041,520.
             Net income increased by $3,804,290.
             Income per share increased by $1.74.

          Consolidated Statement of Stockholders' Equity (Deficit) at December 31, 2005:
          ------------------------------------------------------------------------------
             Interest costs associated with the beneficial conversion feature of notes payable decreased by $2,150,000.
             Net income increased by $3,804,290.
             Additional paid-in-capital decreased by $2,150,000.
             Retained earnings (accumulated deficit) increased by $3,804,290.
             Total Stockholders' Deficit decreased by $1,654,290.

          Consolidated Statement of Cash Flows for the year ended December 31, 2005:
          --------------------------------------------------------------------------
             Net income increased by $3,804,290.
             Change in fair value of derivative and warrant liabilities decreased by
               $1,528,222.
             Beneficial conversion feature decreased by $2,150,000.
             Accrued expenses and other current liabilities decreased by $126,069.

NOTE 2 -  GOING CONCERN

          The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.
          We had $248,640 in retained earnings at December 31, 2005. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

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

NOTE 4 -  NOTES PAYABLE
          (RESTATED)

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

NOTE 4 -  NOTES PAYABLE
          (RESTATED) (Continued)

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

NOTE 5 -  CALLABLE SECURED CONVERTIBLE NOTES
          (RESTATED)

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

          In addition to the $500,000 that was originally owed prior to this new transaction to the Buyers, the Company received a total of $2,150,000 in connection with the Agreement and had issued Warrants to purchase 10,750,000 shares of Common Stock to the Buyers.

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

          The notes include certain features that are considered embedded derivative financial instruments, such as the conversion feature, a variable interest rate feature, events of default and a liquidated damages clause, which have been recorded at their fair value. These features are described below, as follows:

          -     The notes conversion features;
          - Interest on the notes is subject to downward adjustment based on our common stock price;
          - The registration rights agreeement includes a penalty provision based on any failure to meet and/or maintain registration requirements for shares issuable under the conversion of the notes or exercise of the warrants; and
          - The notes contain certain events of default, wherein we may be required to pay a default interest rate above the normal rate.

          Because the convertible notes are not conventional debt, the Company is also required to record the related warrants at their fair values. The total of the related derivative and warrant liabilities at November 10, 2005 totaled $2,065,178, consisting of the fair value of the conversion feature and other derivatives of $1,989,220, and the fair value of the warrants of $79,598. These amounts were recorded to debt discount and are being amortized to interest expense over the term of the notes.

          During the year ended December 31, 2005, the value of the warrant and derivative liabilities decreased by $1,674,440 and $67,709, respectively, which is reflected as a component of other income in the accompanying consolidated statements of operations.

          The debt discount is being first offset to the extent of the long-term portion of the convertible debt and then from the current portion of the convertible debt on the consolidated balance sheet and will be amortized over the life of the debt. The Company has recorded amortization expense of $108,480 for the year ended December 31, 2005.


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


NOTE 7 -  LOSS ON DISCONTINUED OPERATIONS AND DISPOSITION OF SUBSIDIARY

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


NOTE 7 -  LOSS ON DISCONTINUED OPERATIONS AND DISPOSITION OF SUBSIDIARY
          (Continued)

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

NOTE 8 -  COMMITMENTS

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

NOTE 9 - ACQUISITIONS (RESTATED)

         On November 7, 2005, the Company acquired the business and certain related assets of Drug Consultants ("DCI"), a California corporation. DCI furnishes personnel to perform a range of pharmacy, nursing and other health care services in support of the operations of government and commercial facilities, including its largest client, the State of California. DCI was formed in 1977 and is located in Irvine, California. The purchase price of $1,800,000 was satisfied by the Company paying $1,600,000 in cash and a $200,000 pursuant to a secured promissory note. The acquisition was an arm's length transaction and has been accounted for using the purchase method.

         The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquistion. The purchase price allocation is based upon management's best estimate of the relative for fair values of the identifable assets acquired and liabilities assumed.

              Net assets acquired:
                   Account receivable                        $ 1,401,560
                   Goodwill                                    1,245,481
                                                             ------------
              Net assets acquired                              2,647,041

              Net liabilities assumed:
                   Accounts payable and accrued expenses     $   722,987
                   Notes payable                                 124,054
                                                             ------------
              Net liabilities assumed                            847,041

              Consideration paid                               1,800,000
                                                             ------------




                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 9 - ACQUISITIONS (RESTATED) (Continued)

          Pro Forma Results (Unaudited)
          -----------------------------

          The unaudited pro-forma consolidated financial statements give effect to the acquisition by Monarch of iTech pursuant to a reverse takeover effective November 4, 2005, and the subsequent acquisition of DCI by iTech effective November 7, 2005. The unaudited pro forma consolidated financial statements have been prepared by management using the accounting principles disclosed in the consolidated financial statements of the Company as of and for the period ended September 30, 2005 as if the acquisition had occured on January 1, 2005.

          The unaudited pro forma consolidated statement of operations for the year ended December 31, 2004 is based on the unaudited financial statements as if the acquisition had occured January 1, 2004. The unaudited pro forma combined financial statements are not necessarily indicative of the results of operations that would have been realized for the period presented, nor do they purport to project the results of operations for any future periods. The unaudited pro forma financial statements should be read in conjunction with the consoldiated financial statements of the Company as of and for the periods ended December 31, 2004 and September
          30, 2005.

                                                                      Unaudited
                                                           -----------------------------
                                                            For the year  For the period
                                                           Ended Dec 31,   Ended Sep 30,
                                                                2004           2005
                                                           -------------- --------------
          Revenue                                          $   6,647,053  $   7,049,314
                                                           ============== ==============
          Gross Profit                                     $   1,359,726  $   1,875,317
                                                           ============== ==============
          Operating Loss                                   $  (2,490,552) $    (653,480)
                                                           ============== ==============
          Net Loss                                         $  (3,285,010) $  (1,073,180)
                                                           ============== ==============
          Net Loss per Common Stock - Basic & Diluted      $      (0.004) $      (0.001)
                                                           ============== ==============



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


10.35(7) Letter Agreement (states that the Company is not in default under 2005 securities purchase agreement unless defaults under 2004 securities purchase agreement)
10.36(7) Working Capital Line of Credit (iTech) with David Walters 10.37(7) Working Capital Line of Credit (iTech) with Keith Moore
10.38(7)  Working Capital Line of Credit (SDG) with Keith Moore
10.39     Indemnification Agreement with David Walters
10.40     Indemnification Agreement with Keith Moore
10.41(8)  Amendment No. 1 to Securities Purchase Agreement
10.42     Amendment No. 2 to Securities Purchase Agreement
10.43(9)  Employment Agreement with David Walters
10.44(9)  Letter Agreement with Monarch Bay Management Company
16.1(10)  Letter from Wayne Richardson, CPA
16.2(11)  Letter from Clyde Bailey P.C. dated June 20, 2005
21.1      Subsidiaries of Registrant
31.1      Certification of Principal Executive Officer pursuant to
          Rules 13a-14 and 15d-14 promulgated under the Securities
          Exchange Act of 1934
31.1      Certification of Principal Financial Officer pursuant to
          Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1 Certification of Chief Executive Officer and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Filed as Exhibits to the registration statement on Form 10-SB12G filed on July 15, 2002, and incorporated herein by reference.
(2) Filed as an Exhibit to the report on Form 8-K filed on September 2, 2003, and incorporated herein by reference.
(3) Filed as an Exhibit to the report on Form 8-K filed on September 30, 2003, and incorporated herein by reference.
(4) Filed as an Exhibit to the report on Form 8-K filed on April 4, 2006, and incorporated herein by reference.
(5) Filed as an Exhibit to the SB-2 Registration Statement filed on October 5, 2004, and incorporated herein by reference.
(6) Filed as Exhibits to the Company's SB-2/A Registration Statement filed with the Securities and Exchange Commission on January 21, 2005, and incorporated herein by reference.
(7) Filed as Exhibits to the report on Form 8-K filed on November 14, 2005 and incorporated herein by reference.
(8) Filed as an Exhibit to the report on Form 8-K filed on February 24, 2006 and incorporated herein by reference.
(9) Filed as an Exhibit to the report on Form 8-K filed on March 27, 2006 and incorporated herein by reference.
(10) Filed as an Exhibit to the report on Form 8-K filed on March 4, 2005 and incorporated herein by reference.
(11) Filed as an Exhibit to the report on Form 8-K filed on June 21, 2005 and incorporated herein by reference.


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

All Other Fees
--------------
None.



















                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Irvine, California, on October 20, 2006.

                                   Monarch Staffing, Inc.,
                                   a Nevada corporation


                                   By: /s/  Joel Williams
                                   --------------------------------------
                                   Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities in Irvine, California, as of the dates indicated.

NAME                     TITLE                              DATE

/s/  David Walters       Chairman and                 October 24, 2006
----------------------   Chief  Financial  Officer
David Walter













