Form 10QSB
period 2006-09-30
MONARCH STAFFING, INC.
filed 2006-11-14
CIK 1177326

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-QSB

                                (MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM TO

                     COMMISSION FILE NUMBER  000-49915
                                             ----------

                           Monarch Staffing, Inc.
     -----------------------------------------------------------------
     (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           Nevada                                           88-0477056
---------------------------------      ------------------------------------
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

         30950 Rancho Viejo Rd #120, San Juan Capistrano, CA  92675
        ------------------------------------------------------------
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                               (949) 260-0150
                         --------------------------
                        (ISSUER'S TELEPHONE NUMBER)


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

  Yes [ ] No [X]

The registrant had 9,869,361shares of common stock outstanding as of November 13, 2006.

Transitional Small Business Disclosure Format (check one):


                               Yes     No  X
                                 ----    ----


                                   INDEX



PART IFINANCIAL INFORMATION                                            PAGE

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Unaudited Condensed Consolidated Balance Sheet
          as of September 30, 2006 . . . . . . . . . . . . . . . . . . . 3

          Unaudited Condensed Consolidated Statements of
          Operations for the Three and Nine Months Ended
          September 30, 2006 and 2005. . . . . . . . . . . . . . . . . . 4

          Unaudited Condensed Consolidated Statements of
          Cash Flows for the Three and Nine Months Ended
          September 30, 2006 and 2005. . . . . . . . . . . . . . . . . . 5

          Notes to Unaudited Condensed Consolidated
          Financial Statements . . . . . . . . . . . . . . . . . . . . . 6

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . .10

ITEM 3.CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . .22

PART IIOTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .22

ITEM 2.CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . .23

ITEM 3.DEFAULTS ON SENIOR SECURITIES . . . . . . . . . . . . . . . . . .23

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS . . . . . .23

ITEM 5.OTHER INFORMATION

ITEM 6.EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .24

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .27

                                   PART I
                           FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet

                                   ASSETS
                                  -------
                                                             September 30,
                                                                  2006
                                                             --------------
                                                              (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                  $           -
  Accounts receivable, net                                       1,348,811
                                                             --------------
     Total Current Assets                                        1,348,811

OTHER ASSETS
  Other receivable                                                 109,801
  Goodwill                                                       1,245,481
                                                             --------------
   Total Other Assets                                            1,355,282
                                                             --------------
   TOTAL ASSETS                                              $   2,704,093
                                                             ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              -----------------------------------------------
CURRENT LIABILITIES
  Accounts payable                                           $     465,937
  Accounts payable - related party                                     -
  Accrued expenses                                                 403,296
  Accrued interest                                                 235,758
  Factoring liability                                              625,737
  Notes payable - current portion                                   55,395
                                                             --------------
   Total Current Liabilities                                     1,786,123

LONG-TERM DEBT
  Derivatives and warrant liabilities                              280,144
  Notes payable                                                    138,496
  Callable secured convertible notes payable
   (net of debt discount of $1,725,815)                          1,349,185
                                                             --------------
   Total Long-Term Debt                                      $   1,767,825
                                                             --------------
   Total Liabilities                                         $   3,553,947
                                                             --------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value; 400,000,000 shares
   authorized, 9,862,690 outstanding                                 9,863
  Additional paid-in capital                                      (487,664)
  Accumulated deficit                                             (372,054)
                                                             --------------
   Total Stockholders' Equity (Deficit)                           (849,854)
                                                             --------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $   2,704,093
                                                             ==============

           The accompanying notes are an integral part of these
                     consolidated financial statements
                                     3
                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
                                (unaudited)

                               For the Three Months Ended  For the Nine Months Ended
                                      September 30,               September 30,
                               --------------------------  --------------------------
                                   2006          2005          2006          2005
                               ------------  ------------  ------------  ------------
REVENUES                       $ 2,025,514   $    46,764   $ 5,827,939   $   349,536

COST OF REVENUES                 1,616,041        22,941     4,918,140       200,027
                               ------------  ------------  ------------  ------------
GROSS PROFIT                   $   409,473   $    23,823   $   909,799   $   149,509
                               ------------  ------------  ------------  ------------
OPERATING EXPENSES
  Salaries and wages                55,092       215,195       180,214       302,456
  Stock option expense              46,037            -         95,889             -
  Consulting                        59,250            -        232,336             -
  Professional fees                103,935        10,455       266,915        13,556
  General and administrative       152,614        30,469       300,773        85,096
  Bad debt expense                     382           131         1,900        19,271
                               ------------  ------------  ------------  ------------
   Total Operating Expenses        417,311       256,250     1,078,028       420,379
                               ------------  ------------  ------------  ------------
INCOME (LOSS) FROM OPERATIONS       (7,837)     (232,427)     (168,228)     (270,870)
                               ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE)
  Interest income                      610           -           1,671           -
  Gain on debt settlement              -             -          30,000           -
  Change in fair value of
   derivative and warrant
   liabilities                     563,981           -         425,378           -
  Interest expense                (308,485)          -        (909,514)           (9)
                               ------------  ------------  ------------  ------------
   Total Other Income
   (Expense)                       256,107           -        (452,464)           (9)
                               ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE
INCOME TAXES                       248,269      (232,427)     (620,693)     (270,879)
  Refund of (provision)
   for income taxes                    -           1,898           -            (800)
                               ------------  ------------  ------------  ------------
NET INCOME (LOSS)              $   248,269   $  (230,529)  $  (620,693)  $  (271,679)
                               ============  ============  ============  ============
BASIC INCOME (LOSS) PER SHARE  $      0.03   $     (0.03)  $     (0.06)  $     (0.03)
                               ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING        9,862,690     9,203,704     9,862,690     9,203,704
                               ============  ============  ============  ============

              The accompanying notes are an integral part of
                  these consolidated financial statements
                                     4

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                (unaudited)

                                                For the              For the
                                          Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                            2006       2005       2006        2005
                                         ---------- ---------- ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                        $ 248,269  $(230,529) $(620,693)  $(271,679)
Adjustments to reconcile net
 income (loss) to net cash provided by
 (used in) operating activities:
  Amortization of debt discount
   on convertible debt                     207,278        -      613,376         -
  Change in fair value of derivative
   and warrant liabilities                (563,981)       -     (425,378)        -
  Issuance of options for compensation      46,037        -       95,889         -
Changes in operating assets and
liabilities (increase) decrease in:
  (Increase)/decrease in accounts
   receivable                              (23,673)    16,900   (612,264)     (8,141)
  (Increase)/decrease in other assets      (59,768)      (155)  (109,801)       (153)
  Increase/(decrease) in accounts
   payable                                 (13,862)     (3,388) (473,156)    (13,415)
  Increase/(decrease) in accrued
   expenses and other current
   liabilities                              94,726    210,525    111,172     256,223
                                         ---------- ---------- ----------  ----------
Net Cash Provided by (Used in)
Operating Activities                       (64,974)    (6,647)(1,420,854)    (37,165)
                                         ---------- ---------- ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                         ---------- ---------- ----------  ----------
Net Cash Provided by (Used in)
Investing Activities                           -          -          -           -
                                         ---------- ---------- ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on notes payable           (13,968)       -                 (336,183)                               -
  Net advances from factored
   receivables                              78,942        -      290,605         -
  Proceeds received on convertible debt        -          -      425,000         -
                                         ---------- ---------- ----------  ----------
Net Cash Provided by (Used in)
Financing Activities                        64,974        -      379,422         -
                                         ---------- ---------- ----------  ----------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                      -       (6,647) (1,041,432)   (37,165)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                            -        6,647  1,041,432      37,165
                                         ---------- ---------- ----------  ----------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                            $     -    $     -    $     -     $     -
                                         ========== ========== ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash Payments For:
   Interest                              $  32,825  $     -    $  86,297   $       9
   Income taxes (refund)                 $     -    $  (2,698) $     -     $     800

           The accompanying notes are an integral part of these
                     consolidated financial statements
                                     5


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
          Notes To Consolidated Financials Statements (Unaudited)

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -   BASIC INCOME (LOSS) PER SHARE (Unaudited)

The computations of basic income (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of employee stock options of 253,929 and stock warrants, of 148,611 have been considered but have not been included in the calculation as their effect is anti-dilutive for the periods presented.

                                                     Three Months Ended
                                                        September 30,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
     Numerator   income (loss)                   $   248,629   $  (230,529)
     Denominator - weighted average number of
       Shares outstanding                          9,862,690     9,203,704
                                                 ------------  ------------
     Income (loss) per share                     $      0.03   $     (0.03)
                                                 ============  ============

                                                      Nine Months Ended
                                                        September 30,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
     Numerator   income (loss)                   $  (620,693)  $  (271,679)

     Denominator - weighted average number of
       Shares outstanding                          9,862,690     9,203,704
                                                 ------------  ------------
     Income (loss) per share                     $     (0.06)  $     (0.03)
                                                 ============  ============

                                     6

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
          Notes To Consolidated Financials Statements (Unaudited)

NOTE 3 -   GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $372,054 at September 30, 2006. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

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

NOTE 4 -   LEGAL PROCEEDINGS

On January 19, 2006, Community Capital Bank filed a complaint in the Supreme Court of the State of New York (Kings County) against the Company, Macdonald S. Tudeme (our former CEO) and Marguerite Tudeme (our former Secretary). The complaint seeks payment of three loans made by Community Capital Bank having a total outstanding principal amount of $202,528 plus unpaid interest. The Company believes that the Community Capital Bank loans were made to M.T. Marketing Int. Corp., a former subsidiary that was disposed of on December 15, 2005 as part of the Company's disposition of
Marathon Healthcare Corp, and are guaranteed by the Tudemes.   As a result,
the Company does not believe it is obligated to repay any amounts due under the Community Capital Bank loans.

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

                                     7

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
          Notes To Consolidated Financials Statements (Unaudited)

NOTE 4 -   LEGAL PROCEEDINGS (CONTINUED)

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

On June 5, 2006, Phillip Evans, a former contractor of DCI, filed a complaint in the Superior Court of California (Riverside County) against DCI. The complaint alleges, among other things, libel and unfair business practices, and seeks general special and punitive damages of $2,170,000. The Company believes the claims are without merit and is contesting the suit.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking statements generally include our management's plans and objectives for future operations, including plans, objectives and expectations relating to our future economic performance, business prospects, revenues, working capital, liquidity, ability to obtain financing, generation of income and actions of secured parties not to foreclose on our assets. The forward-looking statements may also relate to our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements generally can be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "estimate," "continue," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

     -anticipated trends in our financial condition and results of operations (including expected changes in our gross margin and general, administrative and selling expenses);
     -our ability to finance our working capital and other cash requirements;
     -our business strategy for expanding our presence in the markets we serve; and
     -our ability to distinguish ourselves from our current and future competitors.

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

Important factors to consider in evaluating forward-looking statements include:

     -changes in external competitive market factors or in our internal budgeting process that might impact trends in our results of operations;
     -changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the markets; and
     -various other factors that may prevent us from competing successfully in the marketplace.

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

We operate our technical staffing services through our wholly owned subsidiary, Drug Consultants International, Inc. (DCII). DCII places technicians into technical jobs on a national basis. DCII has performed IT and staffing services for clients such as Best Buy, Equant NV and Office Depot.

Our revenues generally consist of fees received from clients to whom we provide temporary healthcare professionals or technicians.

Our costs of revenue generally consist of amounts paid to the temporary healthcare professionals and technicians who provide services to our clients.

On November 4, 2005, we acquired 100% of the issued and outstanding shares of Drug Consultants International, Inc., formerly known as iTechexpress, Inc. in exchange for shares of our Common Stock representing approximately 93% of our outstanding Common Stock after issuance. As a result, we have accounted for the DCII acquisition as a reverse takeover of the Company by the shareholders of DCII and a recapitalization of DCII. Accordingly, our consolidated financial statements represent a continuation of DCII and the discussion below relates to the financial results of DCII.

                                     9
COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues for the three months ended September 30, 2006 were $2,025,514. This is an increase of approximately 4,231% over revenues of $46,764 realized for the three months ended September 30, 2005. This increase in revenues is attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006 revenues.

Costs of revenues for the three months ended September 30, 2006 were $1,616,041, which is an increase of approximately 6,944% over the $22,941 in costs of revenues for the three months ended September 30, 2005. This increase in costs of revenues is attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006 costs of revenues.

Based on the above, the Company realized a gross profit for the three months ended September 30, 2006 of $409,473, versus a gross profit for the three months ended September 30, 2005 of $23,823.

Salaries and wages for the three months ended September 30, 2006 were $55,092. This is a decrease in salaries and wages of approximately 74% over the $215,195 in salary and wages for the three months ended September 30, 2005. This decrease is primarily attributable to the one time accrual in September 2005 for salaries of DCII.

Stock option expenses for the three months ended September 30, 2006 were $46,037. There were no stock option expenses for the three months ended September 30, 2005. The increase was due to an increase in compensation costs associated with the expensing of stock options per SFAS 123(R).

Consulting expenses for the three months ended September 30, 2006 were $59,250. There were no consulting expenses for the three months ended September 30, 2005. This increase is primarily attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006.

Professional fees for the three months ended September 30, 2006 were $103,935. This is an increase in professional fees of approximately 894% over the $10,455 in professional fees for the three months ended September 30, 2005. This increase is primarily attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006.

General and Administrative (G&A) operating expenses for the three months ended September 30, 2006 were $152,614. This is an increase in G&A expenses of approximately 401% over the $30,469 in G&A operating expenses for the three months ended September 30, 2005. This increase is primarily attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006 G&A operating expenses.

Bad debt expense for the three months ended September 30, 2006 was $382. This is an increase in bad debt expense of approximately 192% over the $131 in bad debt expense for the three months ended September 30, 2005.

As a result, the Company had an operating loss for the three months ended September 30, 2006 of $7,837 compared to an operating loss of $232,427 for the three months ended September 30, 2005.

The Company had other income of $256,107 for the three months ended September 30, 2006. There was no other income for the three months ended September 30, 2005. The increase in other income is primarily attributable to an increase in the change in fair value of derivative and warrant liabilities.

As a result, our net income for the three months ended September 30, 2006 was $248,269 versus a net loss of $230,529 for the three months ended September 30, 2005.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues for the nine months ended September 30, 2006 were $5,827,939. This is an increase of approximately 1,567% over revenues of $349,536 realized for the nine months ended September 30, 2005. This increase in revenues is attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006 revenues.

Costs of revenues for the nine months ended September 30, 2006 were $4,918,140, which is an increase of approximately 2,359% over the $200,027 in costs of revenues for the nine months ended September 30, 2005. This increase in costs of revenues is attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006 costs of revenues.

Based on the above, the Company realized a gross profit for the nine months ended September 30, 2006 of $909,799, versus a gross profit for the nine months ended September 30, 2005 of $149,509.

Salaries and wages for the nine months ended September 30, 2006 were $180,214. This is a decrease in salaries and wages of approximately 40% over the $302,456 in salary and wages for the nine months ended September 30, 2005. This decrease is primarily attributable to the one time accrual in September 2005 for salaries of DCII.

Stock option expenses for the nine months ended September 30, 2006 were $95,889. There were no stock option expenses for the nine months ended September 30, 2005. The increase was due to an increase in compensation costs associated with the expensing of stock options per SFAS 123(R).

Consulting expenses for the nine months ended September 30, 2006 were $232,336. There were no consulting expenses for the nine months ended September 30, 2005. This increase is primarily attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006.

Professional fees for the nine months ended September 30, 2006 were $266,915. This is an increase in professional fees of approximately 1,869% over the $13,556 in professional fees for the nine months ended September 30, 2005. This increase is primarily attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006.

General and Administrative (G&A) operating expenses for the nine months ended September 30, 2006 were $300,773. This is an increase in G&A expenses of approximately 253% over the $85,096 in G&A operating expenses for the nine months ended September 30, 2005. This increase is primarily attributable to the acquisition of DCI in November 2005 and inclusion of DCI's results of operations in our 2006 G&A operating expenses.

Bad debt expense for the nine months ended September 30, 2006 was $1,900. This is a decrease in bad debt expense of approximately 90% over the $19,271 in bad debt expense for the nine months ended September 30, 2005. This decrease is primarily attributable to better credit and collection programs in place for 2006.

As a result, the Company had an operating loss for the nine months ended September 30, 2006 of $168,228 compared to an operating loss of $270,870 for the nine months ended September 30, 2005.

The Company had other expenses of $452,464 for the nine months ended September 30, 2006, versus $ 9 of other expenses for the nine months ended September 30, 2005. The increase in other expenses is primarily attributable to an increase in interest expense related to our outstanding convertible secured notes and the interest expense associated with our factoring facility.

As a result, our net loss for the nine months ended September 30, 2006 was $620,693 versus a net loss of $271,679 for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had negative net working capital of $437,312. Our current assets of $1,348,811 consisted of cash and cash equivalents of $ 0 and accounts receivable net of $1,348,811. Our current liabilities of $1,786,123 consisted of accounts payable and accrued expenses of $1,104,991; a factoring liability of $625,737, and notes payable, current of $55,395.

As of September 30, 2006, we had long-term debt of $1,767,825, consisting of derivative and warrant liabilities of $280,144; $138,496 in notes payable, and $3,075,000 outstanding under our convertible secured notes, less debt discount of $1,725,815.

Net cash used in operating activities for the three months ended September 30, 2006 was $64,974, compared to net cash used in operating activities for
the three months ended September 30, 2005 of $6,647.   Our increase in cash
used in operating activities in 2006 is primarily attributable to our increased net loss for the period.

Net cash provided by financing activities for the three months ended September 30, 2006 was $64,974 compared with $ 0 for the three months ended September 30, 2005. The increase reflects the increase in the factoring line.

Net cash used in operating activities for the nine months ended September 30, 2006 was $1,420,854, compared to net cash used in operating activities for the nine months ended September 30, 2005 of $37,165. Our increase of cash used in operating activities in 2006 is primarily attributable to our increased net loss for the period and repayment of other liabilities.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $379,422 compared with $ 0 for the nine months ended September 30, 2005. The increase reflects the proceeds from convertible debt and an increase in the factoring line.

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had an accumulated deficit of $372,054 at September 30, 2006. Our management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

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

We believe that our receivables factoring facility with Systran and the proceeds of sales of convertible secured notes under the 2005 securities purchase agreement will provide us with sufficient liquidity to meet our capital expenditures and working capital requirements for the near term. However, the operations of DCI and DCII, which will represent our entire business for the foreseeable future, were acquired in November 2005. Accordingly, we have a limited operating history upon which an evaluation of our prospects can be made. Our strategy is unproven and the revenue and
income potential from our strategy is unproven.   It is difficult for us to
predict future liquidity requirements with certainty and our forecast is based upon certain assumptions, which may differ from actual future outcomes. Over the longer term, we must successfully execute our plans to increase revenue and income streams that will generate significant positive cash flow if we are to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources.

We had an operating cash flow deficit nine months ended September 30, 2006. We do not currently have enough capital to repay our outstanding convertible secured notes and other liabilities and we may never generate enough revenue to repay the amounts owed. In addition, execution of our acquisition-based growth strategy will likely acquire significant additional capital.

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

RECEIVABLES FACTORING FACILITY

On November 8, 2005, DCII and DCI entered into a Factoring and Security Agreement to sell accounts receivables to Systran Financial Services Corporation. The purchase price for each invoice sold is the face amount of the invoice less a discount of 1.5%.

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

All accounts sold are with recourse by Systran. Systran may defer making payment to DCII of a portion of the purchase price payable for all accounts purchased which have not been paid up to 10.0% of such accounts (reserve).

CONVERTIBLE SECURED NOTES

On August 31, 2004, the Company entered into a securities purchase agreement with four accredited investors for the sale of secured convertible notes having an aggregate principal amount of $700,000, a 10% annual interest rate payable quarterly, and a term of two years. We also agreed to sell warrants to purchase up to an aggregate of 7,777 shares of our Common Stock at $40.50 per share. We only sold $500,000 principal amount of secured convertible notes under the 2004 agreement. As a result, we sold to the investors warrants to purchase up to an aggregate of 5,556
shares of our Common Stock at $40.50 per share.   The investors have agreed
to purchase the remaining $200,000 commitment under the terms of our 2005 securities purchase agreement with the investors.

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

As of November 1, 2006, we had issued under the two securities purchase agreements dated August 31, 2004 and November 4, 2005:

     -$3,075,000 aggregate principal amount of secured convertible notes, -Warrants to purchase 5,556 shares of our Common Stock at $40.50 per shares, and
     -Warrants to purchase 143,056 shares of our Common Stock at $9.00 per share, and
     -Warrants to purchase 166,667 shares of our Common Stock at $4.50 per share.

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

On November 1, 2006, we obtained an amendment to the 2005 securities purchase agreement extending the date by which the Company must obtain the effectiveness of the registration statement covering the resale of the shares of our Commons Stock issuable upon conversion of the secured convertible notes and the exercise of the warrants to April 30, 2007 (or May 25, 2007 if the Company is making a good faith effort to respond to the Securities and Exchange Commission's comments) in exchange for issuing warrants to purchase 166,667 shares of our Common Stock at $4.50 per share to the holders of the secured convertible notes.

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

                                     16
The secured convertible notes also provide anti-dilution rights, whereby the conversion price shall be adjusted in the event that the Company issues or sells any shares of Common Stock for no consideration or consideration less than the average of the last reported sale prices for the shares of the Common Stock on the OTC Bulletin Board for the five trading days immediately preceding such date of issuance or sale. The conversion price is also proportionately increased or decreased in the event of a reverse stock split or forward stock split, respectively. The conversion price is also adjusted in the event the Company effects a consolidation, merger or sale of substantially all its assets (which may also be treated as an event of default) or if the Company declares or makes any distribution of its assets (including cash) to holders of its Common Stock, as provided in the secured convertible notes.

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

                                     17
Events of Default
-----------------

Upon an event of default under the secured convertible notes, and in the event the note holders give the Company a written notice of default, an amount equal to 130% of the amount of the outstanding secured convertible notes and interest thereon shall become immediately due and payable or another amount as otherwise provided in the notes. Events of default under the secured convertible notes include the following:

     -    failure to pay any amount of principal or interest on the notes;
     - failure to issue shares to the selling stockholders upon conversion of the notes, and such failure continues for ten days after notification by the note holders;
     - failure to obtain effectiveness of the registration statement covering the resale of the shares of our Commons Stock issuable upon conversion of the secured convertible notes and the exercise of the warrants on or before April 30, 2007 (or May 25, 2007 if the Company is making a good faith effort to respond to the Securities and Exchange Commission's comments), or an effective registration statement covering such shares ceases to be effective for any ten consecutive days or any twenty days in any twelve month period;
     - breaches by the Company of any of the convents contained in the notes;
     - breaches by the Company of any representations and warranties made in the 2005 securities purchase agreement or any related document;
     - appointment by the Company of a receiver or trustee or makes an assignment for the benefit of creditors;
     -    filing of any judgment against the Company for more than $50,000;
     - bringing of bankruptcy proceedings against the Company and such proceedings are not stayed within sixty days of such proceedings being brought; or
     - delisting of the Common Stock from the OTC Bulletin Board or equivalent replacement exchange.

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

                                     18
The warrants also contain a cashless exercise, whereby after February 2, 2006, and if a registration statement covering the warrants is not effective, the warrant holders may convert the warrants into shares of the Company's restricted Common Stock. In the event of a cashless exercise under the warrants, in lieu of paying the exercise price in cash, the selling stockholders can surrender the warrant for the number of shares of Common Stock determined by multiplying the number of warrant shares to which it would otherwise be entitled by a fraction, the numerator of which is the difference between (i) the average of the last reported sale prices for the Company's Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise and (ii) the exercise price, and the denominator of which is the average of the last reported sale prices for the Company's Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise . For example, if the selling stockholder is exercising 100,000 warrants with a per warrant exercise price of $0.75 per share through a cashless exercise when the average of the last reported sale prices for the Company's Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise is $2.00 per share, then upon such cashless exercise the warrant holder will receive 62,500 shares of the Company's Common Stock.

Registration Rights Agreement
-----------------------------

We also entered into a registration rights agreement with the investors that grants the investors demand registration rights with respect to 200% of the Common Stock underlying the secured convertible notes and 200% of the Common Stock underlying the warrants. The Company will be subject to the payment of certain damages in the event that it does not satisfy its obligations including its obligation to have a registration statement with respect to the Common Stock underlying the secured convertible notes and warrants declared effective by the Securities and Exchange Commission on or prior to April 30, 2007; in the event that after the registration statement is declared effective, sales of the Company's securities cannot be made pursuant to the registration statement; and in the event that the Company's Common Stock is not listed on the OTC Bulletin Board or the NASDAQ, New York of American stock exchanges. The damages are equal to 0.02 times the number of months (prorated for partial months) that any such event occurs (subject to adjustment as provided in the registration rights agreement).

Side Letter Agreement
---------------------

We entered into a side letter agreement with the investors on November 10, 2005. The Side Letter Agreement provided that in consideration for the November 2005 sale of the secured convertible notes, the investors agreed that the face amount of the $500,000 of secured convertible notes issued to the investors in August 2004 and the $200,000 in secured convertible notes which remained to be issued under the 2004 securities purchase agreement upon the effectiveness of a registration statement covering such secured convertible notes shall be included in the amount advanced to the Company under the November 2005 secured convertible notes. The side letter agreement also provided that the terms of the 2005 securities purchase agreement shall supercede the prior 2004 securities purchase agreement and that all interest, penalties, fees, charges or other obligations accrued or owed by the Company to the investors pursuant to the 2004 securities purchase agreement are waived, provided that in the event of any material breach of the 2005 securities purchase agreement by the Company, which breach is not cured within five days of receipt by the Company of written notice of such breach, the novation of the 2004 securities purchase agreement and the waiver of the prior obligations thereunder shall be revocable by the selling stockholders and all such prior obligations shall be owed as if the 2004 securities purchase agreement was never superceded.
                                     19
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Monarch Staffing, Inc. (Monarch), and its wholly-owned subsidiaries, Drug Consultants International, Inc., formerly known as iTechexpress, Inc.
(DCII) and Drug Consultants, Inc. (DCI), and DCII's wholly-owned subsidiary, Success Development Group, Inc. (SDC). All material intercompany accounts and transactions have been eliminated in the consolidation.

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

Long-Lived Assets
-----------------
The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."
SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.
                                     20
Goodwill
--------
Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.

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

Derivative Financial Instruments
--------------------------------
The Company's derivative financial instruments consist of embedded derivatives related to the convertible notes, since the notes are not conventional convertible debt (see Note 7). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.

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

                                     21
Income Taxes
------------
The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations. We currently have recorded a valuation allowance against all of our deferred tax assets. We have considered future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If actual results differ favorably from these estimates, we may be able to realize some or all of the deferred tax assets, which could favorably impact our operating results.

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

Stock-Based Compensation
------------------------
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

                                     22
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation." Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's consolidated statements of operations, other than as related to option grants to employees and consultants below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three and nine months ended September 30, 2006, of approximately 0% was based on historical forfeiture experience. The estimated pricing term of option grants for the first nine months of 2006 was 5.0 years. In the Company's pro forma information required under SFAS 123(R) for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the three or nine months ended September 30, 2006. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company's stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Valuation and Expense Information under SFAS 123(R)
---------------------------------------------------
The weighted-average fair value of stock-based compensation is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options.

The fair value calculations are based on the following assumptions:

                                                    2006           2005
                                              -------------- --------------
Risk-free interest rate                        4.53% - 5.15%  4.01% - 4.54%
Expected life of the options                        5.00 yrs       5.00 yrs
Expected volatility                              461% - 497%    419% - 497%
Expected dividend yield                                   0              0

The following table summarizes stock-based compensation expense related to stock options and employee stock purchase plan purchases under SFAS 123(R) for the three and nine months ended September 30, 2006 which was allocated as follows:

                                       Three Months                 Nine Months
                                   Ended Sept. 30, 2006        Ended Sept. 30, 2006
                               --------------------------  --------------------------
                                  SFAS No.    APB Opinion    SFAS No.     APB Opinion
                                   123(R)       No. 25        123(R)        No. 25
                               ------------  ------------  ------------  ------------
Net income (loss)              $   248,269   $   294,306   $  (620,693)  $  (524,804)
                               ============  ============  ============  ============
Loss per share, basic and
diluted                        $      0.03   $      0.03    $    (0.06)  $     (0.05)
                               ============  ============  ============  ============

A summary of option activity under the Company's stock equity plans during the nine months ended September 30, 2006 is as follows:

The per share weighted average fair value of options granted during the three months ended September 30, 2006 was $0.63. There were no options granted during the three months ended September 30, 2005.

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $ 0 and $ 0, respectively as there we no options exercised during those periods. As of September 30, 2006, total unrecognized forfeiture adjusted compensation costs related to nonvested stock options was $174,396, which is expected to be recognized as an expense over a weighted average period of approximately 1.7 years.

Prior to fiscal 2006, the weighted-average fair value of stock-based compensation to employees was based on the single option valuation approach. Forfeitures were recognized as they occurred and it was assumed no dividends would be declared.

The estimated fair value of stock-based compensation awards to employees was amortized using the straight-line method over the vesting period of the options.

Pro forma results are as follows:

                                                For the         For the
                                            three months      nine months
                                                ended             ended
                                              September         September
                                              30, 2005          30, 2005
                                         ----------------  ----------------
Net loss - as reported                       $      (231)      $      (272)

Stock-Based employee compensation
  expense included in reported net
  income (loss), net of tax                            -                 -
Total stock-based employee
  compensation expense determined
  under fair-value-based method for
  all rewards, net of tax                              -                 -
                                         ----------------  ----------------
Pro forma net loss                       $          (231)  $          (272)
                                         ================  ================
Loss per share:
  Basic and diluted, as reported         $         (0.03)  $         (0.03)
  Basic and diluted, pro forma           $         (0.03)  $         (0.03)

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

RISKS RELATING TO OUR BUSINESS

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

We have historically lost money.   As of September 30, 2006, we had
$372,054 in accumulated deficit. There is a risk that our medical and technical staffing services businesses will fail. If our business plan is not successful, we will likely be forced to curtail or abandon our business plan. If this happens, investors could lose their entire investment in our Common Stock.

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

OUR OPERATIONS ARE RECENTLY ACQUIRED WHICH MEANS THAT WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN BASE YOUR INVESTMENT DECISION

Prior to August 2003, we were a development stage company. Although we were incorporated only five years ago, we have undergone a number of changes in our business strategy and organization. In August 2003, we entered the payroll nurse staffing and homecare business. We adjusted our business strategy again in November 2005 by broadening our service offerings to include medical and technical staffing and to focus our activities on growing profitable operations. We have begun to implement this strategy by acquiring DCII and DCI.

The operations of DCII and DCI, which will represent our entire business for the foreseeable future, were acquired in November 2005. Accordingly, we have a limited operating history upon which an evaluation of our prospects can be made. Our strategy is unproven and the revenue and income potential from our strategy is unproven. We may encounter risks and difficulties frequently encountered by companies that have grown rapidly through acquisition, including the risks described elsewhere in this section. Our business strategy may not be successful and we may not be able to successfully address these risks. If we are unsuccessful in the execution of our current strategic plan, we could be forced to reduce or
cease our operations.   If this happens, investors could lose their entire
investment in our Common Stock.

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

Assuming the sale of all of our secured convertible notes, we will owe approximately $3,700,000 to the holders of the notes (not including any
accrued interest).   We may be forced to raise additional funds to repay
these amounts and other obligations through the issuance of equity, equity-related or convertible debt securities. The issuance of additional common stock dilutes existing stockholdings. Additionally, in furtherance of our convertible secured note transaction, we may issue additional shares of common stock throughout the term, and accordingly, our stockholders may experience significant dilution. Further procurement of additional financing through the issuance of equity, equity-related or convertible debt securities or preferred stock may further dilute existing stock. The perceived risk of dilution may cause the holders of our secured convertible notes, as well as other holders, to sell their shares, which would contribute to downward movement in the price of your shares. Additionally, if such additional shares are issued, investors would likely experience a devaluing of our Common Stock.

WE HAVE PLEDGED ALL OF OUR ASSETS TO EXISTING CREDITORS.

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

DCI and DCII, our principal operating subsidiaries, have pledged substantially all of their accounts receivable to secure the payment of accounts receivable sold under a factoring agreement with Systran Financial Services Corporation ("Systran").

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

The secured convertible notes become immediately due and payable upon an event of default including:

     failure to obtain effectiveness of the registration statement covering the resale of the shares of our Commons Stock issuable upon conversion of the secured convertible notes and exercise of the warrants on or before April 30, 2007 (or May 25, 2007 if the Company is making good faith efforts to respond to Securities and Exchange Commission comments with respect to the registration statement);

     -    failure to pay interest and principal payments when due;
     - a breach by us of any material covenant or term or condition of the secure convertible notes or any agreement made in connection therewith;
     - a breach by us of any material representation or warranty made in the 2005 securities purchase agreement or in any agreement made in connection therewith;
     - we make an assignment for the benefit of our creditors, or a receiver or trustee is appointed for us;
     - the entering of any money judgment, writ or similar process against us or any of our subsidiaries or any of our property or other assets for more than $50,000;
     - any form of bankruptcy or insolvency proceeding is instituted by or against s; and
     - our failure to timely deliver shares of Common Stock when due upon conversions of the secured convertible notes.

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

In the 2005 securities purchase agreement relating to our secured convertible notes, we made certain representations and warranties and agreed to certain covenants that are customary for securities purchase agreements. In the event that we breach those representations, warranties or covenants, we will be subject to liquidated damages in the amount of 3% of the outstanding amount of the secured convertible notes, per month, plus accrued and unpaid interest on the notes for such breaches. As of the November 1, 2006, the outstanding amount of the secured convertible notes
was $3,075,000.   We have not previously been required to pay any
liquidated damages, however if we do breach the representations, warranties or covenants, we will be forced to pay liquidated damages to the note holders. If we do not have enough cash on hand to cover the amount of the liquidated damages, we could be forced to sell part or all of our assets, which could force us to scale back our business operations. If this happens, investors would likely experience a devaluing of our Common Stock.

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

WE ARE ACTIVELY SEEKING TO ACQUIRE COMPANIES RELATED TO OUR BUSINESS OPERATIONS, BUT OUR EFFORTS MAY NOT MATERIALIZE INTO DEFINITIVE AGREEMENTS.

Our business model is dependent upon growth through acquisition of other staffing service providers. We completed the acquisition of DCII and DCI in November 2005. Although we currently have no commitments with respect any other acquisitions, we expect to continue making acquisitions that will enable us to expand our staffing services and build our customer base. There can be no assurance that we will be successful in identifying suitable acquisition candidates or in coming to definitive terms with respect to any negotiations which we may enter into, or, assuming that we reach definitive agreements, that we will close the acquisitions. In the event that we do not reach any additional definitive agreements or close any additional acquisitions, our expansion strategy will not proceed as intended which will have a material adverse effect on our growth.

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

WE HEAVILY DEPEND ON OUR CHIEF EXECUTIVE OFFICER, JOEL WILLIAMS, AND OUR CHAIRMAN, DAVID WALTERS.

The success of the Company heavily depends upon the personal efforts and abilities of Joel Williams and David Walters. Mr. Williams serves as the Company's Chief Executive Officer and Mr. Walters serves as our Chairman and together they are primarily responsible for the operation of the Company's wholly owned subsidiaries DCII and DCI. If either were to leave unexpectedly, we may not be able to execute our business plan. Our future performance depends in significant part upon the continued service of Mr. Williams and Mr. Walters as they have acquired specialized knowledge and skills with respect to our business. Additionally, because we have a relatively small number of employees when compared to other leading companies in the same industry, our dependence on maintaining our relationship with Mr. Williams and Mr. Walters is particularly significant. We cannot be certain that we will be able to retain Mr. Willams or Mr. Walters in the future. The loss of Mr. Williams or Mr. Walters could have a material adverse effect on our business and operations and cause us to expend significant resources in finding a replacement, which could cause the value of our Common Stock to decline or become worthless.

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

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

IF THE REGISTRATION STATEMENT COVERING THE RESALE OF THE SHARES OF OUR COMMONS STOCK ISSUABLE UPON CONVERSION OF THE SECURED CONVERTIBLE NOTES AND EXERCISE OF THE WARRANTS IS NOT DECLARED EFFECTIVE BEFORE APRIL 30, 2007, WE MAY BE FORCED TO INCUR SUBSTANTIAL PENALTIES.

The Company is subject to a $53,000 per month penalty payable to the secured convertible note holders, if the registration statement fails to become effective on or before April 30, 2007 (or May 25, 2007 if the Company is making good faith efforts to respond to Securities and Exchange Commission comments with respect to the registration statement). If this penalty becomes payable, the Company will likely be forced to pay this amount out of the proceeds of the sale of the secured convertible notes. This will likely have a materially adverse affect on the Company's financial condition, and could force the Company to curtail its business plan.

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTES AND THE WARRANTS MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of November 1, 2006, we had 9,869,361 shares of Common Stock issued and outstanding. We plan to register the shares of Common Stock issuable upon conversion of $3,700,000 of secured convertible notes and related warrants (74,000,000 shares as of November 1, 2006). As sequential conversions and sales take place, the price of our Common Stock may decline, and as a result, the holders of the secured convertible notes could be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, to the detriment of the investors in this Offering. All of the shares issuable upon conversion of the secured convertible notes and upon exercise of the warrants may be sold without restriction. The sale of these shares may adversely affect the market price of our Common Stock.

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTES AND THE WARRANTS REPRESENT OVERHANG.

In addition, the Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants may represent overhang that may also adversely affect the market price of our Common Stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's Common Stock will decrease, and any additional shares which shareholders attempt to sell in the market will only decrease the share price even more. The secured convertible notes may be converted at a conversion price of $0.05 per share, as of November 1, 2006. Warrants to purchase 5,556 shares of our Common Stock may be exercised at a price of $40.50 per share, warrants to purchase 143,056 shares of our Common Stock may be exercised at a price of $9.00 per share, and warrants to purchase 166,667 shares of our Common Stock may be exercised at $4,50 per share. As of November 1, 2006, the market price for one share of our Common Stock was
$0.10.    Therefore, the secured convertible notes and warrants may be converted into Common Stock at a discount to the market price, providing holders with the ability to sell their Common Stock at or below market and still make a profit. In the event of such overhang, holders will have an incentive to sell their Common Stock as quickly as possible. If the share volume of the Company's Common Stock cannot absorb the discounted shares, the market price per share of our Common Stock will likely decrease.

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

Our existing stockholders will experience substantial dilution of their investment upon conversion of the secured convertible notes and exercise of the warrants by the holders thereof. The secured convertible notes are convertible into shares of our Common Stock at the lesser of $0.90 or 50% of the average of the three lowest trading prices of our Common Stock during the 20 trading day period ending one trading day before the date that a holder sends us a notice of conversion. If converted on November 1, 2006, the secured convertible notes would be convertible into approximately 74,000,000 shares of Common Stock based upon a conversion price of $0.05. The number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our Common Stock that would cause dilution to our existing stockholders. The sale of shares of Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants may adversely affect the market price of our Common Stock. As sequential conversions and sales take place, the price of our Common Stock may decline and if so, the holders of secured convertible notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders. Additionally, there are no provisions in the 2005 securities purchase agreement, the secured convertible notes, the warrants, or any other document which restrict the holders' ability to sell short our Common Stock, which they could do to decrease the price of our Common Stock and increase the number of shares they would receive upon conversion and thereby further dilute other stockholders.

The following is an example of the amount of shares of our Common Stock that are issuable upon conversion of the secured convertible notes based on conversion prices that are 25%, 50% and 75% below the conversion price as of November 1, 2006 of $0.05.


Percentage Below                     Approximate        % of
Conversion Price  Estimated          Number             Outstanding
As of November    Conversion         of Shares          Common
1, 2006           Price              Issuable (1)       Stock (1,2)
----------------  ----------------   ----------------   -----------------
     25%              $0.038              98,666,667              90.91%
     50%              $0.025             148,000,000              93.75%
     75%              $0.013             296,000,000              96.77%

(1) Includes shares of Common Stock issuable upon conversion of the secured convertible notes. Does not include 315,278 shares of Common Stock issuable upon exercise of outstanding warrants.

(2) As of November 1, 2006, we had 9,869,361 shares of Common Stock issued and outstanding.

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

WE MUST SATISFY CERTAIN CONDITIONS BEFORE THE INVESTORS ARE OBLIGATED TO PURCHASE THE REMAINING SECURED CONVERTIBLE NOTES AND WARRANTS.

As of November 1, 2006, we had issued to the secured convertible note investors $3,075,000 aggregate principal amount of secured convertible notes, warrants to purchase 5,556 shares of our Common Stock at $40.50 per share, warrants to purchase 143,056 shares of our Common Stock at $9.00 per share, and warrants to purchase 166,667 shares of our Common Stock at $4.50
per share.   The investors are required to purchase an additional $625,000 principal amount of secured convertible notes and warrants to purchase 2,222 shares of our Common Stock at $40.50 per share and warrants to purchase 23,611 shares of Common Stock at $9.00 per share five days following the date that the registration statement for the resale of the shares of common stock issuable upon conversion of the secured convertible notes and exercise of the warrants is declared effective by the Securities and Exchange Commission and conditioned upon certain other conditions, including: (i) the Company's representations and warranties contained in the 2005 securities purchase agreement being true and correct in all material respects on the date when made and as of the date of such purchase; (ii) the Company having performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by the 2005 agreement; (iii) there being no litigation, statute, rule, regulation, executive order, decree, ruling or injunction that has been enacted, entered, promulgated or endorsed by or in any court or government authority of competent jurisdiction or any self-regulatory organization having requisite authority which prohibits the transactions contemplated by the 2005 agreement; (iv) no event having occurred which could reasonably be expected to have a material adverse effect on the Company; and (v) the shares of Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants having been authorized for quotation on the OTC Bulletin Board and trading in our Common Stock on the OTC Bulletin Board having not been suspended by the Securities and Commission or the OTC Bulletin Board.

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

Our Common Stock is traded on the OTC Bulletin Board. In recent years the stock market in general has experienced extreme price fluctuations that have oftentimes have been unrelated to the operating performance of the affected companies. Similarly, the market price of our Common Stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our Common Stock.
                                     37

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


                                     38

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2006. This evaluation was carried out under the supervision and with the participation of our CEO, Joel Williams and CFO, David Walters (the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2006, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2006. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. See: RISKS FACTORS.


                                     39

                        PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBITS

EXHIBIT  NO.   DESCRIPTION  OF  EXHIBIT
------------   ---------------------------------------------------------
   10.1        Amendment No. 3 to Securities Purchase Agreement

   10.2        Form of Warrant

   10.3        Indemnification Agreement with Joel Williams

   31.1 Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

   31.2 Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002









                                     40


                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED: November 13, 2006             Monarch Staffing, Inc.

                                     /s/ Joel Williams
                                     -----------------------------------
                                     By: Joel Williams
                                     Chief Executive Officer




DATED: November 13, 2006             Monarch Staffing, Inc.

                                     /s/ David Walters
                                     ----------------------------------
                                     By: David Walters
                                     Chief Financial Officer