Form 10KSB/A
period 2005-12-31
MONARCH STAFFING, INC.
filed 2007-01-10
CIK 1177326

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


/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
May 4, 2006, except for Note 1, 2, 5,
7, and 10 dated October 6, 2006

                                     3




Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Monarch Staffing, Inc. and Subsidiaries
(formerly known as iTechexpress, Inc.)

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


Remediation of Material Weakness in Internal Control

As discussed in footnote 1, the Company has restated its consolidated financial statements for the year ended December 31, 2005. This restatement is the result of the Company's reviewing the accounting treatment of its convertible notes. Management determined that the convertible notes included certain features that are considered embedded derivative financial instruments, such as the conversion feature, a variable interest rate feature, events of default and a liquidated damages clause, which required recording at their fair value. Based on the restatement, we determined at the end of 2005 that the Company's policies and procedures did not provide for adequate management oversight and review of the Company's accounting for its convertible notes. These deficiencies resulted in the restatement of the Company's consolidated financial statements for the year ended December 31, 2005.

The foregoing led our management to conclude that our disclosure controls and procedures were not effective as of December 31, 2005 because of a material weakness in our internal controls over financial reporting.

In 2006, we implemented additional review procedures to ensure that a complete review is performed on all terms of our debt instruments, and that supporting accounting documentation is available to ensure that our accounting for the previously noted material weaknesses is in accordance with accounting principles generally accepted in the United States of America. As such, we believe that the remediation initiative outlined above was sufficient to eliminate the material weakness in internal control over financial reporting as discussed above.


Changes in internal control over financial reporting

Other than as noted above, there were no changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2005 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officer, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended December 31, 2005. Based upon this evaluation, we have concluded that other than as noted above there has not been any change in our internal control over financial reporting during our fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.


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

All Other Fees
--------------
None.



















                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Juan Capistrano, California, on December 5, 2006.

                                   Monarch Staffing, Inc.,
                                   a Nevada corporation


January 10, 2007                   By: /s/  Joel Williams
                                   --------------------------------------
                                   Joel Williams
                                   Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities in San Juan Capistrano, California, as of the dates indicated.

NAME                     TITLE                       DATE

/s/  David Walters       Chairman and                January 10, 2007
----------------------   Chief  Financial  Officer
David Walter













