Form 10KSB
period 2006-12-31
MONARCH STAFFING, INC.
filed 2007-04-02
CIK 1177326

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-KSB
                                 (Mark One)


     [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the period ended December 31, 2006
                                     OR

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      Commission file number: 0-49915

                           MONARCH STAFFING, INC.
          --------------------------------------------------------
           (Exact name of registrant as specified in its charter)

     Nevada                                                 88-0477056
---------------------------------              ----------------------------
(State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

                         30950 Rancho Viejo Rd #120
                       San Juan Capistrano, CA  92675
        ------------------------------------------------------------
        (Address of principal executive offices, including zip code)

      Registrant's Telephone No., including area code: (949)-260-0150

      Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to section 12(g) of the Act:

                  Common Stock, par value $.001 per share
                --------------------------------------------
                              (Title of Class)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of March 22, 2007, was approximately $747,104 based on a price on such date.

The number of shares issued and outstanding of the Common Stock as of March 22, 2007 was 9,961,384.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]


                             TABLE OF CONTENTS


PART I     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . 4

ITEM 2.   PROPERTY . . . . . . . . . . . . . . . . . . . . . . . . . .24

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .24

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .24

PART II    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .25

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . .27

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .40

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . .78

ITEM 8A.  CONTROL AND PROCEDURES . . . . . . . . . . . . . . . . . . .79

ITEM 8B.  OTHER MATTERS. . . . . . . . . . . . . . . . . . . . . . . .80

PART III   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .80

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY. . . . . . .80

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .82

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .84

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS . . . .85

ITEM 13.  EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . .89

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . .91

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .92

          CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . .93





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

ITEM 1. BUSINESS

COMPANY OVERVIEW

We provide healthcare staffing services to both commercial and government sector customers. We are focused on building a nationally recognized healthcare staffing company by growing our current customer bases, expanding our service offerings, and acquiring and growing profitable healthcare staffing services companies.

We operate our healthcare staffing services business through our wholly owned subsidiary Drug Consultants, Inc. ("DCI"). DCI furnishes personnel to perform a range of pharmacy, nursing and other health care services in support of the operations of government and commercial facilities, including its largest client, the State of California Department of Corrections and Rehabilitation ("CDCR"). DCI was formed in 1977 and is located in San Juan Capistrano, California.

DCI has experience in providing its services in rural areas of California where many state facilities are located and healthcare professionals are not readily available. This experience and DCI's database of healthcare professionals have allowed it to competitively price its services and expand its business to meet these unique requirements of the CDCR.

DCI currently operates under three master contracts with the CDCR. The master contracts are for terms of three years and currently expire between
September 30, 2007 and June 30, 2008.   DCI's contracts with the CDCR do
not provide for a minimum purchase commitment of our services and can be
terminated by the CDCR at any time on 30 days' notice.    In April 2006, a
federal court-appointed receiver assumed total control over CDCR's healthcare delivery system to address the court's findings of substandard medical care. Among the receiver's objectives is to reduce the CDCR's reliance on staffing service providers like DCI. Since the receiver's appointment, DCI has experienced a loss of several of its healthcare professionals who have accepted positions with the CDCR. We believe that the ongoing implications of the receiver's management of the CDCR's
                                     4
healthcare delivery system include lower demand from the CDCR for DCI's services, higher attrition of our healthcare professionals, increased competition for recruiting healthcare professionals to fill positions with the CDCR and reduced margins for the services we provide CDCR.

GROWTH STRATEGY

Our goal is to build a nationally recognized healthcare staffing company. The key components of our business strategy include:

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

COMPANY BACKGROUND

Prior to August 2003, we were a development stage company. Although we were incorporated only six years ago, we have undergone a number of changes in our business strategy and organization.

The Company was originally incorporated in Nevada under the name JavaJuice.net on September 13, 2000. The Company's business plan was to engage in the operation of an Internet Cafe, in Reno, Nevada. On August 8, 2003, the Company acquired M.T. Marketing Int. Corp "(MTM") and control of the Company shifted to the former MTM shareholders. MTM operated a payroll nurse staffing and homecare business. JavaJuice was considered a "shell" at the time of the acquisition; therefore, the transaction was treated as a reverse merger. As a result of a change in business focus due to the acquisition, the Company changed its name to MT Ultimate Healthcare Corp.
                                     5

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

On August 31, 2004, the Company entered into a securities purchase agreement with four accredited investors for the sale of secured convertible notes having an aggregate principal amount of $700,000, a 10% annual interest rate (payable quarterly), and a term of two years. We also agreed to sell warrants to purchase up to an aggregate of 7,777 shares of our Common Stock at $40.50 per share. We only sold $500,000 principal amount of secured convertible notes under the 2004 agreement. As a result, we sold to the investors warrants to purchase up to an aggregate of 5,556 shares of our Common Stock at $40.50 per share. The investors have agreed to purchase the remaining $200,000 commitment under the terms of our 2005 securities purchase agreement with the investors.

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

On March 29, 2007, the Company obtained an amendment to the 2005 securities purchase agreement whereby interest payments are payable at the same time the corresponding principal balance is due and payable, whether at maturity or upon acceleration or by prepayment.
As of December 31, 2006, we had issued under the two securities purchase agreements dated August 31, 2004 and November 4, 2005:

  -   $3,075,000 aggregate principal amount of secured convertible notes,
  - Warrants to purchase 5,556 shares of our Common Stock at $40.50 per shares, and
  - Warrants to purchase 143,056 shares of our Common Stock at $9.00 per share, and
  - Warrants to purchase 166,667 shares of our Common Stock at $4.50 per share.

As mentioned above, the investors are required to purchase an additional $625,000 principal amount of secured convertible notes and warrants to purchase 2,222 shares of our Common Stock at $40.50 per share and warrants to purchase 23,611 shares of our Common Stock at $9.00 per share five days following the date that a registration statement for the resale of the shares of common stock issuable upon conversion of the secured convertible notes and exercise of the warrants is declared effective by the Securities and Exchange Commission and if other conditions are satisfied.

On November 4, 2005, we acquired 100% of the issued and outstanding shares of Drug Consultants International, Inc.('DCII"), formerly known as iTechexpress, Inc., a provider of technical staffing services, in exchange for 9,203,704 newly issued shares of our Common Stock.

On November 7, 2005, DCII purchased all of the outstanding shares of Drug Consultants, Inc. for a purchase price of $1,800,000, of which $1,600,000 was paid at closing and $200,000 shall be paid pursuant to a secured promissory note, which was subsequently paid in January 2006.

As part of our focus on growing profitable operations, we decided to discontinue and dispose of certain operations which we determined did not demonstrate suitable growth or profitability prospects. On December 15, 2005, we completed the disposition of all of the outstanding capital stock of Marathon Healthcare Corporation ("Marathon"), a newly formed holding company, to Macdonald Tudeme and Marguerite Tudeme, the former controlling shareholders of the Company. At the time of the disposition, Marathon's assets included substantially all of the corporate names, business, operations, assets, properties, intellectual properties, trademarks, service marks, trade names, uniform resource locators, telephone numbers, and goodwill of the Company and its subsidiaries (other than DCII and DCI). These assets included all of the operations of the Company's former operating subsidiaries MTM and Abundant. In exchange for all of the outstanding capital stock of Marathon and payments to the Tudemes of $80,441, the Company received from the Tudemes 396,569 shares of the Company's Common Stock. In connection with the disposition of Marathon, we also (a) assumed and released the Tudemes from certain liabilities and (b) pledged to Marathon 222,222 shares of our Common Stock as collateral to secure the performance and payment of a promissory note payable to Lisa Stern originally entered into as part of the Company's purchase of Abundant. If we fail to pay any principal of or interest on the note when due, we will be in default of our obligations and Marathon will be able to retain and sell the pledged Common Stock to satisfy our obligations.

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

INDUSTRY AND MARKET OVERVIEW

Temporary healthcare staffing industry revenues are expected to grow at a compound annual growth rate of approximately 8% from 1997 through 2008, according to industry estimates. The industry has grown each year except 2003 and 2004, in which it declined on an annual basis primarily due to economic conditions and resulting pressures on healthcare facilities to reduce outsourced staffing solutions. Industry revenues for 2007 are expected to grow by 7% to $11.4 billion as compared to 2006.

COMPETITION AND COMPETITIVE STRATEGY

The healthcare staffing industry is both highly fragmented and highly competitive. There are a large number of firms engaged in the provision of healthcare personnel. A significant number of these companies are very small competitors operating on a localized basis. There are however, a few larger companies that operate on a national basis. Some of our larger competitors in the temporary healthcare staffing sector include AMN Healthcare Services, Cross Country Healthcare, InteliStaf Healthcare, CHG Healthcare Services, Inc., Medical Staffing Network and On Assignment.

We compete in the healthcare staffing industry based primarily on our long-standing customer relationships, experience in meeting the needs of government entities, particularly with rural facilities, as well as with superior client service.

OUR BUSINESS MODEL

Recruitment
-----------
Our recruitment methods include recruiting trained, experienced healthcare staff from schools and universities. Some of our temporary healthcare professionals are independent contractors due to their requirement to hold specialized licenses. Additionally, because they require specialized licenses, they are in high demand and often work with more than one agency.

Screening and Quality Management
--------------------------------
We screen all candidates prior to placement, and we continue to evaluate our temporary healthcare professionals after they are placed to provide adequate performance and manage risk, as well as to determine feasibility for future placements. Our internal processes are designed to determine whether our temporary healthcare professionals have the appropriate experience, credentials and skills for the assignments that they accept. Our screening and quality management process includes three principal stages:

INITIAL SCREENING. Each new temporary healthcare professional candidate who submits an application with us must meet certain criteria, including appropriate prior work experience and proper educational and licensing credentials. We independently verify each applicant's work history and references in an effort to improve the ability of our clients to depend on our temporary healthcare professionals for competency and personal reliability.

ASSIGNMENT SPECIFIC SCREENING. Once an assignment is accepted by a temporary healthcare professional, we track the necessary documentation and license verification required for the temporary healthcare professional to meet the requirements set forth by us, the client and, when required, the applicable state licensing authorities. Additionally, where state and federal laws apply with regard to the employment of healthcare workers, we believe we have in place the necessary procedures to comply with material requirements. These requirements may include obtaining copies of specific health records, drug screening, criminal background checks and certain certifications or continuing education courses.

ONGOING EVALUATION. We evaluate our temporary healthcare professionals' performance through a verbal and written evaluation process. We receive these evaluations directly from our clients, and use the feedback to determine appropriate future assignments.

Account Management and Placement
--------------------------------
Our account managers are responsible for soliciting and receiving orders from our clients and working with our recruiters to fill those orders with qualified temporary healthcare professionals and technicians. As an example, we operate under master contracts with the State of California to provide temporary health professionals. We receive requests or "orders" from specific state healthcare facilities for temporary healthcare professionals to fill assignments. Depending upon their size and specific needs, one healthcare facility client may have from one to over fifty open orders at one time. Because clients often list their orders with multiple service providers, open orders may also be listed with our competitors. An order will generally be filled by the company that provides a suitable candidate first, highlighting the need for a large network of temporary healthcare professionals and technicians and responsive client service

Billing and Payroll
-------------------
Our staffing services are generally provided on a time-and-materials basis, meaning that we bill our clients for the number of hours worked in providing services to the client. Hourly bill rates are typically determined based on contractual rates or the level of skill and experience of the temporary healthcare professional assigned and the supply and demand in the current market for those qualifications. Alternatively, the bill rates for some assignments are based on a mark-up over compensation and other direct and indirect costs.

We maintain a variable cost model in which we compensate most of our temporary healthcare professionals only for those hours that we bill to our clients. The temporary healthcare professionals who perform services for our clients consist of our employees as well as independent contractors and subcontractors. With respect to those temporary healthcare professionals who are employees, we are responsible for all employment-related costs, including medical and health care costs, workers' compensation and federal social security and state unemployment taxes

GOVERNMENT REGULATION

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

EMPLOYEES

The Company employs approximately 27 total employees, with 24 of those full-time and 3 part-time.

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

RISKS RELATING TO OUR BUSINESS

---------------------------------------------------------------------------
WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.
---------------------------------------------------------------------------

We have historically lost money. As of December 31, 2006, we had $617,812 in accumulated deficit. There is a risk that our healthcare staffing services business will fail. If our business plan is not successful, we will likely be forced to curtail or abandon our business plan. If this happens, investors could lose their entire investment in our Common Stock.

---------------------------------------------------------------------------
WE DO NOT HAVE SUFFICIENT CASH ON HAND AND CASH FLOW FROM OPERATIONS TO MEET OUR LIQUIDITY REQUIREMENTS, AND WILL REQUIRE ADDITIONAL NEAR-TERM FINANCING TO CONTINUE OUR BUSINESS OPERATIONS AND PURSUE OUR GROWTH STRATEGY.
---------------------------------------------------------------------------

We project that our cash on hand and cash flow generated from operations will not be sufficient to fund operational liquidity requirements. As a result, our ability to continue our operations and growth strategy depends on our ability to access the capital markets in the near term.

Our secured convertible note investors are required to purchase an additional $625,000 principal amount of secured convertible notes and related warrants five days following the date that a registration statement for the resale of the shares of common stock issuable upon conversion of the secured convertible notes and exercise of the warrants is declared effective by the Securities and Exchange Commission and if other conditions are satisfied. There can be no assurance that we will satisfy the conditions to funding or, if we do, that we will do so on a timetable that meets our operational liquidity needs

There also can be no assurance that capital from other outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, we could be forced to restructure or to default on our obligations or to curtail or abandon our business plan, any of which may devalue or make worthless an investment in the Company.


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

---------------------------------------------------------------------------
OUR OPERATIONS ARE RECENTLY ACQUIRED WHICH MEANS THAT WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN BASE YOUR INVESTMENT DECISION.
---------------------------------------------------------------------------

Prior to August 2003, we were a development stage company. Although we were incorporated only six years ago, we have undergone a number of changes in our business strategy and organization. In August 2003, we entered the payroll nurse staffing and homecare business. We adjusted our business strategy again in November 2005 by broadening our service offerings and to focus our activities on growing profitable operations. We have begun to implement this strategy by acquiring DCII and DCI.

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

---------------------------------------------------------------------------
WE HAVE PLEDGED ALL OF OUR ASSETS TO EXISTING CREDITORS.
---------------------------------------------------------------------------

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

DCII and DCI, our principal operating subsidiaries, have pledged substantially all of their accounts receivable to secure the payment of accounts receivable sold under a factoring agreement with Systran Financial Services Corporation ("Systran"). If Systran is unable to collect our accounts receivable purchased from us, they could take control of all of our accounts receivable, which would substantially reduce our working capital and could force us to curtail or abandon our business plan. If this happens, investors could lose their entire investment in our Common Stock.

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

---------------------------------------------------------------------------
THE SECURED CONVERTIBLE NOTES BECOME IMMEDIATELY DUE AND PAYABLE UPON DEFAULT AND WE MAY BE REQUIRED TO PAY AN AMOUNT IN EXCESS OF THE OUTSTANDING AMOUNT DUE UNDER OF THE SECURED CONVERTIBLE NOTES, AND WE MAY BE FORCED TO SELL ALL OF OUR ASSETS.
---------------------------------------------------------------------------

The secured convertible notes become immediately due and payable upon an event of default including:

  - failure to obtain effectiveness of the registration statement covering the resale of the shares of our Commons Stock issuable upon conversion of the secured convertible notes and exercise of the warrants on or before October 31, 2007 (or November 25, 2007) if the Company is making good faith efforts to respond to Securities and Exchange Commission comments with respect to the registration statement);
  -   failure to pay interest and principal payments when due;
  - a breach by us of any material covenant or term or condition of the secure convertible notes or any agreement made in connection therewith;

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

---------------------------------------------------------------------------
WE MAY BE SUBJECT TO LIQUIDATED DAMAGES IN THE AMOUNT OF 3% OF THE OUTSTANDING AMOUNT OF THE SECURED CONVERTIBLE NOTES PER MONTH PLUS ACCRUED AND UNPAID INTEREST ON THE SECURED CONVERTIBLE NOTES FOR BREACHES BY US OF OUR REPRESENTATIONS AND WARRANTIES AND CERTAIN COVENANTS UNDER THE 2005 SECURITIES PURCHASE AGREEMENT.
---------------------------------------------------------------------------

In the 2005 securities purchase agreement relating to our secured convertible notes, we made certain representations and warranties and agreed to certain covenants that are customary for securities purchase agreements. In the event that we breach those representations, warranties or covenants, we will be subject to liquidated damages in the amount of 3% of the outstanding amount of the secured convertible notes, per month, plus accrued and unpaid interest on the notes for such breaches. As of the March 21, 2007, the outstanding amount of the secured convertible notes was $3,075,000. We have not previously been required to pay any liquidated damages, however if we do breach the representations, warranties or covenants, we will be forced to pay liquidated damages to the note holders. If we do not have enough cash on hand to cover the amount of the liquidated damages, we could be forced to sell part or all of our assets, which could force us to scale back our business operations. If this happens, investors would likely experience a devaluing of our Common Stock.

---------------------------------------------------------------------------
WE ARE HEAVILY DEPENDENT ON THE OPERATIONS OF DCI FOR OUR REVENUES, WHICH ITSELF IS HIGHLY DEPENDENT ON THE STATE OF CALIFORNIA DEPARTMENT OF CORRECTIONS AND REHABILITATION AS ITS MAJOR CUSTOMER.
---------------------------------------------------------------------------

We anticipate approximately 95% of our revenues for the foreseeable future will come from the operations of DCI. Approximately 95% of DCI's revenue comes from the CDCR. DCI's agreements with the CDCR do not provide for a minimum purchase commitment of our services and can be terminated by the CDCR at any time on 30 days' notice. Our dependence on the CDCR as our major customer subjects us to significant financial risks in the operation of our business if the CDCR were to terminate or materially reduce, for any reason, its business relationship with us.

We recently have experienced a decrease in revenues from our services provided to the CDCR (as well as the loss of several of our healthcare professionals who have accepted positions with the CDCR) due to a federal court-appointed receiver's management of the CDCR healthcare delivery system. See "THE COURT-APPOINTED RECEIVER MANAGING THE CDCR'S HEALTHCARE DELIVERY SYSTEM INTENDS TO REDUCE THE CDCR'S UNTILIZATION OF STAFFING SERVICE PROVIDERS LIKE DCI" below.

Further, the CDCR is subject to unique political and budgetary constraints and has special contracting requirements that may affect our ability to obtain additional contacts or business. In addition, future sales to the CDCR and other governmental agencies, if any, will depend on our ability to meet government contracting requirements, certain of which may be onerous or impossible to meet, resulting in our inability to obtain a particular contract. Common requirements in government contracts include bonding; provisions permitting the purchasing agency to modify or terminate, at will, the contract without penalty; and provisions permitting the agency to perform investigations or audits of our business practices. If we are unable to maintain our contracts in the CDCR and/or gain new contracts in California and elsewhere, we could be forced to curtail or abandon our business plan. If this happens, investors could lose their entire investment in our Common Stock.

---------------------------------------------------------------------------
THE COURT-APPOINTED RECEIVER MANAGING THE CDCR'S HEALTHCARE DELIVERY SYSTEM INTENDS TO REDUCE UTILIZATION OF STAFFING SERVICE PROVIDERS LIKE DCI.
---------------------------------------------------------------------------

In April 2006, a federal court-appointed receiver assumed total control over CDCR's healthcare delivery system to address the court's findings of substandard medical care. Among the receiver's objectives is to reduce the CDCR's reliance on staffing service providers like DCI. Since the receiver's appointment, DCI has experienced a loss of several of its healthcare professionals who have accepted positions with the CDCR. We believe that the ongoing implications of the receiver's management of the CDCR's healthcare delivery system include lower demand from the CDCR for DCI's services, higher attrition of our healthcare professionals, increased competition for recruiting healthcare professionals to fill positions with the CDCR and reduced margins for the services we provide the CDCR. These factors will have a material adverse impact on our results of operations, and could have an adverse effect on the value of our Common Stock, unless we can successfully reduce our dependence on the CDCR and obtain higher margin contracts with other customers.

---------------------------------------------------------------------------
WE HAVE BEEN NOTIFIED BY THE INTERNAL REVENUE SERVICE THAT OUR TEMPORARY HEALTHCARE PROFESSIONALS SHOULD BE CLASSIFIED AS EMPLOYEES AND NOT INDEPENDENT CONTRACTORS.
---------------------------------------------------------------------------

We have received notice from the Internal Revenue Service (the "IRS") that the IRS had concluded that our subsidiary DCI was a third-party payer to and thus employer of a pharmacist who provided services to DCI's client, the California Department of Corrections. Although the IRS notice applies only to the case of the individual pharmacist, if unchanged, it could require DCI to classify other pharmacists and nurses in its registry who provide services to DCI's clients as employees of DCI. Accordingly, compensation payable to such pharmacists and nurses would be subject to federal income tax withholding, Federal Insurance Contributions Act (FICA) tax, and Federal Unemployment Tax Act (FUTA) tax. This result would have a material adverse effect on our business, financial condition and results of operations. The Company is evaluating its response to the IRS notice.

---------------------------------------------------------------------------
WE FACE SIGNIFICANT COMPETITION FOR OUR SERVICES AND AS A RESULT, WE MAY BE UNABLE TO COMPETE IN THE HEALTHCARE STAFFING INDUSTRY.
---------------------------------------------------------------------------

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

---------------------------------------------------------------------------
WE ARE ACTIVELY SEEKING TO ACQUIRE COMPANIES RELATED TO OUR BUSINESS OPERATIONS, BUT OUR EFFORTS MAY NOT MATERIALIZE INTO DEFINITIVE AGREEMENTS.
---------------------------------------------------------------------------

Our business model is dependent upon growth through acquisition of other staffing service providers. We completed the acquisition of DCI in November 2005. Although we currently have no commitments with respect to any other acquisitions, we expect to continue making acquisitions that will enable us to expand our staffing services and build our customer base. There can be no assurance that we will be successful in identifying suitable acquisition candidates or in coming to definitive terms with respect to any negotiations which we may enter into, or, assuming that we reach definitive agreements, that we will close the acquisitions. In the event that we do not reach any additional definitive agreements or close any additional acquisitions, our expansion strategy will not proceed as intended which will have a material adverse effect on our growth.

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

---------------------------------------------------------------------------
WE HEAVILY DEPEND ON OUR CHIEF EXECUTIVE OFFICER, JOEL WILLIAMS, AND OUR CHAIRMAN, DAVID WALTERS.
---------------------------------------------------------------------------

The success of the Company heavily depends upon the personal efforts and abilities of Joel Williams and David Walters. Mr. Williams serves as the Company's Chief Executive Officer and Mr. Walters serves as our Chairman and together they are primarily responsible for the operation of the Company's wholly owned subsidiaries DCII and DCI. If either were to leave unexpectedly; we may not be able to execute our business plan. Our future performance depends in significant part upon the continued service of Mr. Williams and Mr. Walters as they have acquired specialized knowledge and skills with respect to our business. Additionally, because we have a relatively small number of employees when compared to other leading companies in the same industry, our dependence on maintaining our relationship with Mr. Williams and Mr. Walters is particularly significant. We cannot be certain that we will be able to retain Mr. Williams or Mr. Walters in the future. The loss of Mr. Williams or Mr. Walters could have a material adverse effect on our business and operations and cause us to expend significant resources in finding a replacement, which could cause the value of our Common Stock to decline or become worthless.

---------------------------------------------------------------------------
DAVID WALTERS AND KEITH MOORE CAN VOTE AN AGGREGATE OF 83.9% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.
---------------------------------------------------------------------------

David Walters and Keith Moore can vote an aggregate of 8,283,334 shares (or 83.9%) of our outstanding Common Stock. Accordingly, Mr. Walters and Mr. Moore will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. All of our other stockholders are minority stockholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for stockholders to remove Mr. Walters and Mr. Moore as Directors of the Company, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors.
                                     17

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

---------------------------------------------------------------------------
RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT
---------------------------------------------------------------------------

IF THE REGISTRATION STATEMENT COVERING THE RESALE OF THE SHARES OF OUR COMMON STOCK ISSUABLE UPON CONVERSION OF THE SECURED CONVERTIBLE NOTES AND EXERCISE OF THE WARRANTS IS NO DECLARED EFFECTIVE BEFORE OCTOBER 31, 2007, WE MAY BE FORCED TO INCUR SUBSTANTIAL PENALTIES.
---------------------------------------------------------------------------

The Company is subject to a $53,000 per month penalty payable to the secured convertible note holders, if the registration statement fails to become effective on or before October 31, 2007 (or November 25, 2007 if the Company is making good faith efforts to respond to Securities and Exchange Commission comments with respect to the registration statement). If this penalty becomes payable, the Company will likely be forced to pay this amount out of the proceeds of the sale of the secured convertible notes. This will likely have a materially adverse affect on the Company's financial condition, and could force the Company to curtail its business plan.

                                     18

---------------------------------------------------------------------------
THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTES AND THE WARRANTS MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.
---------------------------------------------------------------------------

As of March 22, 2007, we had 9,961,384 shares of Common Stock issued and outstanding. We plan to register the shares of Common Stock issuable upon conversion of $3,700,000 of secured convertible notes and related warrants (341,112 shares as of March 22, 2007). As sequential conversions and sales take place, the price of our Common Stock may decline, and as a result, the holders of the secured convertible notes could be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, to the detriment of the investors in this Offering. All of the shares issuable upon conversion of the secured convertible notes and upon exercise of the warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our Common Stock.

---------------------------------------------------------------------------
THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTES AND THE WARRANTS REPRESENT OVERHANG.
---------------------------------------------------------------------------

In addition, the Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants may represent overhang that may also adversely affect the market price of our Common Stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's Common Stock will decrease, and any additional shares which shareholders attempt to sell in the market will only decrease the share price even more. The secured convertible notes may be converted at a conversion price of $0.01 per share, as of March 22, 2007. Warrants to purchase 5,556 shares of our Common Stock may be exercised at a price of $40.50 per share, warrants to purchase 143,056 shares of our Common Stock may be exercised at a price of $9.00 per share, and warrants to purchase 166,667 shares of our Common Stock may be exercised at $4,50 per share. As of March 22, 2007, the market price for one share of our Common Stock was $0.075. Therefore, the secured convertible notes and warrants may be converted into Common Stock at a discount to the market price, providing holders with the ability to sell their Common Stock at or below market and still make a profit. In the event of such overhang, holders will have an incentive to sell their Common Stock as quickly as possible. If the share volume of the Company's Common Stock cannot absorb the discounted shares, the market price per share of our Common Stock will likely decrease.

---------------------------------------------------------------------------
THE ISSUANCE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTES AND THE WARRANTS WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION.
---------------------------------------------------------------------------

The issuance of Common Stock upon conversion of the secured convertible notes and exercise of the warrants by the holders of the notes and warrants will result in immediate and substantial dilution to the interests of other stockholders since the note holders may ultimately receive and sell the full amount issuable on conversion or exercise. Although the note holders may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding Common Stock, this restriction does not prevent the note holders from converting and/or exercising some of their holdings, selling those shares, and then converting the rest of their holdings, while still staying below the 4.9% limit. In this way, the note holders could sell more than this limit while never actually holding more shares than this limit allows. If the note holders choose to do this it will cause substantial dilution to the holders of our Common Stock.
                                     19

---------------------------------------------------------------------------
THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.
---------------------------------------------------------------------------

Our existing stockholders will experience substantial dilution of their investment upon conversion of the secured convertible notes and exercise of the warrants by the holders thereof. The secured convertible notes are convertible into shares of our Common Stock at the lesser of $0.90 or 50% of the average of the three lowest trading prices of our Common Stock during the 20 trading day period ending one trading day before the date that a holder sends us a notice of conversion. If converted on March 22, 2007, the secured convertible notes would be convertible into approximately 394,889,600 shares of Common Stock based upon a conversion price of $0.01. The number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our Common Stock that would cause dilution to our existing stockholders. The sale of shares of Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants may adversely affect the market price of our Common Stock. As sequential conversions and sales take place, the price of our Common Stock may decline and if so, the holders of secured convertible notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders. Additionally, there are no provisions in the 2005 securities purchase agreement, the secured convertible notes, the warrants, or any other document which restrict the holders' ability to sell short our Common Stock, which they could do to decrease the price of our Common Stock and increase the number of shares they would receive upon conversion and thereby further dilute other stockholders.

The following is an example of the amount of shares of our Common Stock that are issuable upon conversion of the secured convertible notes based on conversion prices that are 25%, 50% and 75% below the conversion price as of March 22, 2007 of $0.01.

Percentage Below Conversion Price as of March 22, 2007 Estimated

Percentage Below       Estimated     Approximate          % of
Conversion Price       Conversion    Number of            Outstanding
As of March 22, 2007   Price         Shares Issuable (1)  Common Stock (1,2)
--------------------   -----------   -------------------  ------------------
25%                    $0.008        526,519,467          98.14%
50%                    $0.005        789,779,200          98.75%
75%                    $0.003        1,579,558,400        99.37%

(1) Includes shares of Common Stock issuable upon conversion of the secured convertible notes. Does not include 341,112 shares of Common Stock issuable upon exercise of outstanding warrants.
(2) As of March 22, 2007, we had 9,961,384 shares of Common Stock issued and outstanding.

As illustrated, the number of shares of Common Stock issuable upon conversion of the secured convertible notes will increase if the conversion price of our Common Stock declines, which will cause dilution to our existing stockholders.

                                     20

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

---------------------------------------------------------------------------
WE MUST SATISFY CERTAIN CONDITIONS BEFORE THE INVESTORS ARE OBLIGATED TO PURCHASE THE REMAINING SECURED CONVERTIBLE NOTES AND WARRANTS.
---------------------------------------------------------------------------

As of March 22, 2007, we had issued to the secured convertible note investors $3,075,000 aggregate principal amount of secured convertible notes, warrants to purchase 5,556 shares of our Common Stock at $40.50 per share, warrants to purchase 143,056 shares of our Common Stock at $9.00 per share, and warrants to purchase 166,667 shares of our Common Stock at $4.50 per share. The investors are required to purchase an additional $625,000 principal amount of secured convertible notes and warrants to purchase 2,222 shares of our Common Stock at $40.50 per share and warrants to purchase 23,611 shares of Common Stock at $9.00 per share five days following the date that the registration statement for the resale of the shares of common stock issuable upon conversion of the secured convertible notes and exercise of the warrants is declared effective by the Securities and Exchange Commission and conditioned upon certain other conditions, including: (i) the Company's representations and warranties contained in the 2005 securities purchase agreement being true and correct in all material respects on the date when made and as of the date of such purchase; (ii) the Company having performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by the 2005 agreement; (iii) there being no litigation, statute, rule, regulation, executive order, decree, ruling or injunction that has been enacted, entered, promulgated or endorsed by or in any court or government authority of competent jurisdiction or any self-regulatory organization having requisite authority which prohibits the transactions contemplated by the 2005 agreement; (iv) no event having occurred which could reasonably be expected to have a material adverse effect on the Company; and (v) the shares of Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants having been authorized for quotation on the OTC Bulletin Board and trading in our Common Stock on the OTC Bulletin Board having not been suspended by the Securities and Commission or the OTC Bulletin Board.

If the registration statement is not declared effective within the agreed-upon time frame or we fail to satisfy these additional conditions, the investors have no obligation to purchase the remaining secured convertible notes and warrants. If the investors do not purchase the remaining secured convertible notes and warrants, the Company may be required to curtail or abandon its business plan, which would decrease the value of our Common Stock.
                                     21

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

                                     22


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

---------------------------------------------------------------------------
THE COMPANY HAS NOT PAID ANY CASH DIVIDENDS.
---------------------------------------------------------------------------

The Company has paid no cash dividends on its Common Stock to date and it is not anticipated that any cash dividends will be paid to holders of the Company's Common Stock in the foreseeable future. While the Company's dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance the future expansion of the Company.
                                     23



ITEM 2. PROPERTY

The Company's executive offices are located in San Juan Capistrano, California in a shared office space with Monarch Bay Management Company.
To date, the Company has not been assessed any rental charges for the use of this space. The Company also leases 385 square feet of office space in Moreno Valley California. This lease requires monthly payments of $539 and expires November 30, 2007.

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

ITEM 3. LEGAL PROCEEDINGS

On January 19, 2006, Community Capital Bank filed a complaint in the Supreme Court of the State of New York (Kings County) against the Company, Macdonald S. Tudeme (our former CEO) and Marguerite Tudeme (our former Secretary). The complaint seeks payment of three loans made by Community Capital Bank having a total outstanding principal amount of $202,527.67 plus unpaid interest. The Company believes that the Community Capital Bank loans were made to MTM, a former subsidiary that was disposed of on December 15, 2005 as part of the disposition of Marathon (as described in Note 1), and are guaranteed by the Tudemes. As a result, the Company does not believe it is obligated to repay any amounts due under the Community Capital Bank loans.

On January 25, 2006, the Company received notice from the Internal Revenue Service (the "IRS") that the IRS had concluded that the Company's subsidiary (DCI) was a third-party payer to and thus employer of a pharmacist who provided services to DCI's client, the California Department of Corrections. Although the IRS notice applies only to the case of the individual pharmacist, if unchanged, it could require DCI to classify other pharmacists and nurses in its registry who provide services to DCI's clients as employees of DCI. Accordingly, compensation payable to such pharmacists and nurses would be subject to federal income tax withholding, Federal Insurance Contributions Act (FICA) tax, and Federal Unemployment
Tax Act (FUTA) tax.   This result would have a material adverse effect on
the Company's business, financial condition and results of operations. The Company disagrees with the conclusion of the IRS notice, believes that the pharmacist in question was properly classified as an independent contractor and is in the process of contesting the conclusion of the IRS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of the year covered by this report by a solicitation of proxies or otherwise.
                                     24

                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Our common stock currently trades on the OTC Bulletin Board under the trading symbol "MSTF".

The high and low trading prices, on the OTC Bulletin Board, recorded for our common stock, for each quarter during the last two fiscal years is set forth below:

                                          Fiscal Year Ended
                         December 31, 2006        December 31, 2005
                      ----------------------   ----------------------
                         High          Low        High          Low
                      ----------   ----------  ----------   ----------
     Quarter 1          $  0.45      $  0.09    $  15.30     $   0.90
     Quarter 2          $  1.00      $  0.20    $   5.40     $   0.27
     Quarter 3          $  0.29      $  0.07    $   3.60     $   0.45
     Quarter 4          $  0.20      $  0.03    $   2.70     $   0.45

The market for our common stock has been limited and the prices for our common stock quoted by brokers are not necessarily a reliable indication of the value of our common stock.

There are approximately 27 holders of our common stock in certificate form according to our stockholder list and over 452 holders in street name.

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

Securities Offered for Issuance Under Equity Incentive Plans

Our 2005 Stock Incentive Plan (the "2005 Plan") was adopted by our Board of Directors on December 1, 2005 and approved by the our stockholders on March 27, 2006. The 2005 Plan reserves 1,111,111 shares of the Company's common stock for grant under the plan to directors, key employees and independent contractors who provide services to the Company. The 2005 Plan is administered by the Board of Directors. Our Board of Directors, in its sole discretion, will determine the exercise price of any options granted under the 2005 Plan. The exercise price of an incentive stock option cannot be less than (i) 100% of the fair market value of the common stock on the date of grant or (ii) in the case of an incentive stock option granted to an individual who owns (or is deemed to own pursuant to Section 424(d) of the Internal Revenue Code), at the time of grant, stock possessing more than 10% of the total combined voting power of all classes of our stock (a "10% Stockholder"), 110% of the fair market value of the common stock on the date of grant. The exercise price of a nonqualified stock option may be less than 100% of the fair market value of the common stock on the date of grant; provided, however, that the exercise price of each nonqualified stock option granted under the 2005 Plan cannot in any event be less than the par value per share of our Common Stock.

Our Board of Directors, in its sole discretion, will determine the expiration date of any options granted under the 2005 Plan; provided that with respect to an incentive stock option the expiration date must be within (i) ten years from the date of grant, or such shorter period as may be specified by our board of directors, or (ii) in the case of a 10% Stockholder, five years from the date of grant.

The following schedule provides additional information on our equity incentive plans:

Plan Category                    Number of    Weighted-average   Number of securities
                                Securities      exercise price    remaining available
                              to be issued      of outstanding    for future issuance
                             upon exercise   options, warrants           under equity
                            of outstanding          and rights           compensation
                         options, warrants                           plans (excluding
                            and rights (a)                       securities reflected
                                                                        in column (a)
                         -----------------   -----------------  ---------------------
Equity compensation
plans approved by
security holders                  931,589               $0.63                179,522

Equity compensation
plans not approved by
security holders                        0                  NA                      0
                         -----------------   -----------------  ---------------------
     Total                        931,589               $0.63                179,522

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

OVERVIEW

We provide healthcare staffing services to both commercial and government sector customers. We are focused on building a nationally recognized healthcare staffing company by growing our current customer bases, expanding our service offerings, and acquiring and growing profitable staffing services companies.

We operate our healthcare staffing services business through our wholly owned subsidiary Drug Consultants, Inc. DCI furnishes personnel to perform a range of pharmacy technician, nursing and other health care services in support of the operations of government and commercial facilities, including its largest client, the State of California Depart of Corrections and Rehabilitation (which accounted for approximately 99% of DCI's 2006 revenue). DCI currently operates under three master contracts with the CDCR. The master contracts are for terms of three years and currently expire between September 30, 2007 and June 30, 2008. Historically, DCI has been able to obtain replacement contracts for its services to the CDCR upon expiration of its master contracts. DCI's contracts with the CDCR do not provide for a minimum purchase commitment of our services and can be terminated by the CDCR at any time on 30 days' notice.

In April 2006, a federal court-appointed receiver assumed total control over CDCR's healthcare delivery system to address the court's findings of substandard medical care. Among the receiver's objectives is to reduce the CDCR's reliance on staffing service providers like DCI. Since the receiver's appointment, DCI has experienced a loss of several of its healthcare professionals who have accepted positions with the CDCR. We believe that the ongoing implications of the receiver's management of the CDCR's healthcare delivery system include lower demand from the CDCR for DCI's services, higher attrition of our healthcare professionals, increased competition for recruiting healthcare professionals to fill positions with the CDCR and reduced margins for the services we provide the CDCR.

Our revenues generally consist of fees received from clients to whom we provide temporary healthcare professionals.

Our costs of revenue generally consist of amounts paid to the temporary healthcare professionals who provide services to our clients.

On November 4, 2005, we acquired 100% of the issued and outstanding shares of DCII (formerly, iTechexpress, Inc.) in exchange for shares of our Common Stock representing approximately 93% of our outstanding Common Stock after issuance. As a result, we have accounted for the DCII acquisition as a reverse takeover of the Company by the shareholders of DCII and a recapitalization of DCII. Accordingly, our consolidated financial statements represent a continuation of DCII and the discussion below relates to the financial results of DCII.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

Revenues for the year ended December 31, 2006 totaled $7,727,646 compared to $1,851,148 for the year ended December 31, 2005. This is an increase of $5,876,498 or 317% and is attributable to the acquisition of DCI in November 2005 and the inclusion of 12 months of operations in our 2006 revenues.

Cost of revenues for the year ended December 31, 2006 totaled $6,597,677 compared to $1,154,862 for the year ended December 31, 2005. This is an increase of $5,442,815 or 471% and is attributable to the acquisition of DCI in November 2005 and the inclusion of 12 months of operations in our 2006 cost of revenues.

Operating expenses for the year ended December 31, 2006 totaled $1,355,933 compared to $1,273,817 for the year ended December 31, 2005. This is an increase of $82,116 or 6% and is attributable to the acquisition of DCI in November 2005 and the inclusion of 12 months of operating expenses in our 2006 operating expenses. These increases were partially offset by the acquisition costs of DCII and DCI which were included in our 2005 operating expenses and not in 2006.

Other income (expense) for the year ended December 31, 2006 totaled $640,487 in expense compared to other income of $876,762 for the year ended December 31, 2005. The increase in expense can be primarily attributed to an increase in interest expense of $907,588 due to additional borrowings under our secured convertible notes as well as the fact that 2005 interest expense reflected approximately two months of expense from the November 2005 financing versus a full year in 2006. A decrease in the gain on derivative valuation can also be attributed to the overall increase in
other expense compared to the prior year.   These factors were partially
offset by the loss on disposition of subsidiary and loss on discontinued operations which were included in the 2005 results of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had negative net working capital of $546,798. Our current assets of $1,300,061 consisted of cash and cash equivalents of $1 and accounts receivable, net of $1,300,060. Our current liabilities of $1,846,859 consisted of accounts payable and accrued expenses of $910,841; a factoring liability of $579,780; accrued interest of $266,670; notes payable, current of $59,401; and, accounts payable related parties of $30,167.

As of December 31, 2006, we had long-term debt of $1,842,971, consisting of $175,046 in derivatives, $1,547,648 outstanding under our convertible secured notes and $120,277 in notes payable.

Net cash used in operating activities for the year ended December 31, 2006 was $1,360,683, compared to net cash provided by operating activities of $243,190 for the year ended December 31, 2005. Our increase of net cash used in operating activities in 2006 is primarily attributable to an increase in accounts receivables and a decrease in accounts payable compared to the prior year.

There was no cash provided by or used in investing activities during the year ended December 31, 2006. Net cash used in investing activities for the year ended December 31, 2005 was $1,600,000 and reflects the purchase of DCI in November 2005.

Net cash provided by financing activities for the year ended December 31, 2006 was $319,251 compared with net cash provided by financing activities of $2,361,078 for the year ended December 31, 2005. Net cash provided by financing activities in 2006 includes $425,000 of proceeds from our issuance of convertible secured notes compared with $2,150,000 of proceeds in 2005. Payments made on notes payable totaled $350,396 for the year ended December 31, 2006 compared with payments of $124,054 in 2005.

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had $617,812 in accumulated deficit at December 31, 2006. Our management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

In view of our net working capital deficit, operating cash flow deficit, long-term debt and the other matters described above, recoverability of a major portion of the recorded asset amounts shown in our consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon our ability to raise additional capital, obtain financing and to succeed in our future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. We project that our cash on hand and cash flow generated from operations will not be sufficient to fund operational liquidity requirements. As a result, our ability to continue our operations and growth strategy depends on our ability to access the capital markets in the near term.

Our secured convertible note investors are required to purchase an additional $625,000 principal amount of secured convertible notes and related warrants five days following the date that a registration statement for the resale of the shares of common stock issuable upon conversion of the secured convertible notes and exercise of the warrants is declared effective by the Securities and Exchange Commission and if other conditions are satisfied. There can be no assurance that we will satisfy the conditions to funding or, if we do, that we will do so on a timetable that meets our operational liquidity needs

There also can be no assurance that capital from other outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, we could be forced to restructure or to default on our obligations or to curtail or abandon our business plan, any of which may devalue or make worthless an investment in the Company.

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

We had an operating cash flow deficit in 2006. We do not currently have enough capital to repay our outstanding convertible secured notes and other liabilities and we may never generate enough revenue to repay the amounts owed. In addition, execution of our acquisition-based growth strategy will likely acquire significant additional capital.

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

All of DCII's and DCI's accounts receivable are pledged as collateral under the agreement. The initial term is for thirty-six months and will automatically renew for an additional twelve months at the end of the term, unless the Company gives thirty days written notice of its intention to terminate the factoring agreement.

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

On March 29, 2007, the Company obtained an amendment to the 2005 securities purchase agreement whereby interest payments are payable at the same time the corresponding principal balance is due and payable, whether at maturity or upon acceleration or by prepayment.

As of March 22, 2007, we had issued under the two securities purchase agreements:

  -   $3,075,000 aggregate principal amount of secured convertible notes,
  - Warrants to purchase 5,556 shares of our Common Stock at $40.50 per shares,
  - Warrants to purchase 143,056 shares of our Common Stock at $9.00 per share, and
  - Warrants to purchase 166,667 shares of our Common Stock at $4.50 per share.

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

On March 29, 2007, we obtained an amendment extending the date by which the Company must obtain the effectiveness of the registration statement covering the resale of the shares of our Commons Stock issuable upon conversion of the secured convertible notes and the exercise of the warrants to October 31, 2007 (or November 25, 2007 if the Company is making a good faith effort to respond to the Securities and Exchange Commission's comments).

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

The conversion price is adjusted after major announcements by the Company. In the event the Company makes a public announcement that the Company intends to consolidate or merge with any other corporation (other than a merger in which the Company is the surviving or continuing corporation and its capital stock is unchanged) or sell or transfer all or substantially all of the assets of the Company or any person, group or entity (including the Company) publicly announces a tender offer to purchase 50% or more of the Company's Common Stock (or any other takeover scheme) then the conversion price will be equal to the lower of the conversion price that would be effect on the date the announcement is made or the current conversion price at the time the secured convertible note holders wish to convert.
                                     33

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

Events of Default
-----------------
Upon an event of default under the secured convertible notes, and in the event the note holders give the Company a written notice of default, an amount equal to 130% of the amount of the outstanding secured convertible notes and interest thereon shall become immediately due and payable or another amount as otherwise provided in the notes. Events of default under the secured convertible notes include the following:
  - failure to pay any amount of principal or interest on the notes; failure to issue shares to the selling stockholders upon conversion of the notes, and such failure continues for ten days after notification by the note holders;
  - failure to obtain effectiveness of the registration statement covering the resale of the shares of our Commons Stock issuable upon conversion of the secured convertible notes and the exercise of the warrants on or before October 31, 2007 (or November 25, 2007 if the Company is making a good faith effort to respond to the Securities and Exchange Commission's comments), or an effective registration statement covering such shares ceases to be effective for any ten consecutive days or any twenty days in any twelve month period;
  - breaches by the Company of any of the convents contained in the notes;
  - breaches by the Company of any representations and warranties made in the 2005 securities purchase agreement or any related document;
  - appointment by the Company of a receiver or trustee or makes an assignment for the benefit of creditors;
  -   filing of any judgment against the Company for more than $50,000;
  - bringing of bankruptcy proceedings against the Company and such proceedings are not stayed within sixty days of such proceedings being brought; or
  - delisting of the Common Stock from the OTC Bulletin Board or equivalent replacement exchange.

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


The warrants also contain a cashless exercise, whereby after February 2, 2006, and if a registration statement covering the warrants is not effective, the warrant holders may convert the warrants into shares of the Company's restricted Common Stock. In the event of a cashless exercise under the warrants, in lieu of paying the exercise price in cash, the selling stockholders can surrender the warrant for the number of shares of Common Stock determined by multiplying the number of warrant shares to which it would otherwise be entitled by a fraction, the numerator of which is the difference between (i) the average of the last reported sale prices for the Company's Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise and (ii) the exercise price, and the denominator of which is the average of the last reported sale prices for the Company's Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise. For example, if the selling stockholder is exercising 100,000 warrants with a per warrant exercise price of $0.75 per share through a cashless exercise when the average of the last reported sale prices for the Company's Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise is $2.00 per share, then upon such cashless exercise the warrant holder will receive 62,500 shares of the Company's Common Stock.

Registration Rights Agreement
-----------------------------
We also entered into a registration rights agreement with the investors that grants the investors demand registration rights with respect to 200% of the Common Stock underlying the secured convertible notes and 200% of the Common Stock underlying the warrants. The Company will be subject to the payment of certain damages in the event that it does not satisfy its obligations including its obligation to have a registration statement with respect to the Common Stock underlying the secured convertible notes and warrants declared effective by the Securities and Exchange Commission on or prior to October 31, 2007; in the event that after the registration statement is declared effective, sales of the Company's securities cannot be made pursuant to the registration statement; and in the event that the Company's Common Stock is not listed on the OTC Bulletin Board or the NASDAQ, New York or American stock exchanges. The damages are equal to 0.02 times the number of months (prorated for partial months) that any such event occurs (subject to adjustment as provided in the registration rights agreement).

Side Letter Agreement
---------------------
We entered into a aide letter agreement with the investors on November 10, 2005. The Side Letter Agreement provided that in consideration for the November 2005 sale of the secured convertible notes, the investors agreed that the face amount of the $500,000 of secured convertible notes issued to the investors in August 2004 and the $200,000 in secured convertible notes which remained to be issued under the 2004 securities purchase agreement upon the effectiveness of a registration statement covering such secured convertible notes shall be included in the amount advanced to the Company under the November 2005 secured convertible notes. The side letter agreement also provided that the terms of the 2005 securities purchase agreement shall supercede the prior 2004 securities purchase agreement and that all interest, penalties, fees, charges or other obligations accrued or owed by the Company to the investors pursuant to the 2004 securities purchase agreement are waived, provided that in the event of any material breach of the 2005 securities purchase agreement by the Company, which breach is not cured within five days of receipt by the Company of written notice of such breach, the novation of the 2004 securities purchase agreement and the waiver of the prior obligations thereunder shall be revocable by the selling stockholders and all such prior obligations shall be owed as if the 2004 securities purchase agreement was never superceded.
                                     36

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

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Monarch Staffing, Inc. (formerly MT Ultimate Healthcare Corp.) (Monarch), and its wholly-owned subsidiaries, Drug Consultants International, Inc., formerly known as iTechexpress, Inc., (DCII) and Drug Consultants, Inc. (DCI), and DCII's wholly-owned subsidiary, Success Development Group, Inc. (SDG). All significant intercompany balances and transactions have been eliminated in the consolidation.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts
-------------------------------------------------------
Accounts receivable consists of amounts billed to customers upon performance of service. The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified. Accounts receivable are shown net of an allowance for doubtful accounts of $0 at December 31, 2006 and 2005, respectively. An allowance is established whenever receivables are over 90 days old and the customer has not responded to efforts to reconcile differences. Such receivables are deemed to be uncollectible after 180 days. There were no such receivables for the current year or prior year.

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

Goodwill
--------
The excess of purchase price and related costs over the fair value of net assets of entities acquired is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets , the Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with the reporting unit's carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market valuation approach. If the carrying amount of the Company's reporting units exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company's reporting unit's goodwill with the carrying amount of that goodwill. At December 31, 2006 and 2005, the Company performed the annual impairment test and determined there was no impairment of goodwill.

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


Derivative Financial Instruments
--------------------------------
The Company's derivative financial instruments consist of embedded derivatives related to the convertible notes, since the notes are not conventional convertible debt. These embedded derivatives include certain conversion features, monthly payment options, variable interest features, call options, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.

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

Revenue Recognition
-------------------
Revenues and costs of revenues from services are recognized during the period in which the services are provided. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when
(i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

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


                                  CONTENTS

Report of Independent Registered Public Accounting Firm. . . . . . . . .3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . .4

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . .5

Consolidated Statements of Stockholders' Equity (Deficit). . . . . . . .6

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . .7

Notes to the Consolidated Financial Statements . . . . . . . . . . . . .8



/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Monarch Staffing, Inc. and Subsidiaries
(formerly MT Ultimate Healthcare Corp.)
San Juan Capistrano, California

We have audited the accompanying consolidated balance sheet of Monarch Staffing, Inc. and Subsidiaries (formerly MT Ultimate Healthcare Corp.) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Staffing, Inc. and Subsidiaries (formerly MT Ultimate Healthcare Corp.) as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
March 1, 2007

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
                         Consolidated Balance Sheet
                                   ASSETS
                                  -------

                                                           December 31,  December 31,
                                                               2006          2005
                                                           ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents (Note 1)                       $         1   $ 1,041,433
  Accounts receivable, net (Note 1)                          1,300,060       736,547
                                                           ------------  ------------
   Total Current Assets                                      1,300,061     1,777,980
                                                           ------------  ------------
OTHER ASSETS
  Other receivable                                              75,006           -
  Goodwill (Note 1)                                          1,245,481     1,245,481
                                                           ------------  ------------
   Total Other Assets                                        1,320,487     1,245,481
                                                           ------------  ------------
   TOTAL ASSETS                                            $ 2,620,548   $ 3,023,461
                                                           ============  ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                    ----------------------------------------------
CURRENT LIABILITIES
  Accounts payable                                         $   491,990   $   886,125
  Accounts payable - related party (Note 3)                     30,167        52,967
  Accrued expenses                                             418,851       527,882
  Accrued interest                                             266,670           -
  Factoring liability (Note 6)                                 579,780       335,132
  Notes payable - current portion (Note 4)                      59,401       350,394
                                                           ------------  ------------
   Total Current Liabilities                                 1,846,859     2,152,500
                                                           ------------  ------------
LONG-TERM DEBT
  Derivatives                                                  175,046       603,401
  Notes payable (Note 4)                                       120,277       179,680
  Callable secured convertible notes payable
   (net of debt discount of $1,527,352 and $2,237,070
   at December 31, 2006 and 2005, respectively)              1,547,648       412,930
                                                           ------------  ------------
   Total Long-Term Debt                                      1,842,971     1,196,011
                                                           ------------  ------------
   Total Liabilities                                         3,689,830     3,348,510
                                                           ------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 8)                             -             -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value; 400,000,000 shares
   authorized; 9,862,691 outstanding at December 31,
   2006 and 2005, respectively                                   9,863         9,863
  Additional paid-in capital                                  (461,333)     (583,553)
  Retained Earnings (Accumulated deficit)                     (617,812)      248,640
                                                           ------------  ------------
   Total Stockholders' Equity (Deficit)                     (1,069,281)     (325,050)
                                                           ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $ 2,620,548   $ 3,023,461
                                                           ============  ============

              The accompanying notes are an integral part of
                  these consolidated financial statements
                                     F-4

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
                    Consolidated Statement of Operations

                                                              For the Years Ended
                                                                   December 31,
                                                           --------------------------
                                                               2006          2005
                                                           ------------  ------------
NET REVENUES                                               $ 7,727,646   $ 1,851,148

COST OF REVENUES                                             6,597,677     1,154,862
                                                           ------------  ------------
GROSS PROFIT                                               $ 1,129,969   $   696,286
                                                           ------------  ------------
OPERATING EXPENSES
  Salaries and wages (including stock compensation expense)    390,067       399,368
  Consulting                                                   313,474       110,500
  Professional fees                                            303,512       246,309
  General and administrative                                   345,395       494,466
  Bad debt expense                                               3,485        23,174
                                                           ------------  ------------
   Total Operating Expenses                                  1,355,933     1,273,817
                                                           ------------  ------------
INCOME (LOSS) FROM OPERATIONS                                 (225,964)     (577,531)
                                                           ------------  ------------
OTHER INCOME (EXPENSE)
  Interest income                                                1,672           196
  Loss on discontinued operations (Note 7)                         -         (15,825)
  Loss on disposition of subsidiary (Note 7)                       -        (699,616)
  Gain (loss) on disposition of asset                              -          (1,062)
  Gain (loss) on derivative valuation                          540,578     1,868,218
  Interest expense                                          (1,182,737)     (275,149)
                                                           ------------  ------------
   Total Other Income (Expense)                               (640,487)      876,762
                                                           ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES                             (866,452)      299,231

  Provision for income taxes                                       -             -
                                                           ------------  ------------
NET INCOME (LOSS)                                          $  (866,452)  $   299,231
                                                           ============  ============
BASIC INCOME (LOSS) PER SHARE                              $     (0.09)  $      0.03
                                                           ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         9,862,691     9,862,691
                                                           ============  ============

              The accompanying notes are an integral part of
                  these consolidated financial statements
                                     F-5

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
         Consolidated Statements of Stockholders' Equity (Deficit)
                   Years Ended December 31, 2006 and 2005

                                                                           Retained
                                        Common Stock         Additional    Earnings
                                 -------------------------    Paid-in    (Accumulated
                                    Shares      Amount        Capital       Deficit)
                                 ------------ -----------  ------------  ------------
Balance, January 1, 2005           9,203,704  $    9,204   $  (582,894)  $   (50,591)

Common stock issued to acquire
DCII (Note 1)                      1,055,556       1,056        (1,056)          -

Common stock cancelled through
spinoff of subsidiary (Note 1)      (396,569)       (397)          397           -

Net income for the year ended
December 31, 2005                        -           -             -         299,231
                                 ------------ -----------  ------------  ------------
Balance, December 31, 2005         9,862,691  $    9,863   $  (583,553)  $   248,640
                                 ------------ -----------  ------------  ------------
Valuation of stock options               -           -         122,220           -

Net loss for the year ended
December 31, 2006                        -           -             -        (866,452)
                                 ------------ -----------  ------------  ------------
Balance, December 31, 2006         9,862,691  $    9,863   $  (461,333)  $  (617,812)
                                 ============ ===========  ============  ============
















              The accompanying notes are an integral part of
                         these financial statements
                                     F-6

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)
                   Consolidated Statements of Cash Flows

                                                               For the Years Ended
                                                                  December 31,
                                                            -------------------------
                                                               2006          2005
                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                          $  (866,452)  $   299,231
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation                                                     -           1,649
  Amortization of debt discount                                821,942       108,480
  Loss on disposition of subsidiary                                -         699,616
  Loss on disposition of asset                                     -           1,062
  Change in fair value of derivative liabilities              (540,578)   (1,742,150)
  Bad debt expense                                               3,485       322,727
  Non-cash stock option expense                                122,220           -
Changes in operating assets and liabilities:
  Accounts receivable                                         (566,998)      381,161
  Other assets                                                 (75,006)          -
  Accounts payable                                            (416,935)      133,187
  Accrued expenses and other current liabilities               157,638        38,226
                                                           ------------  ------------
   Net Cash Provided by (Used in) Operating Activities      (1,360,683)      243,190
                                                           ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of subsidiary                                           -      (1,600,000)
                                                           ------------  ------------
   Net Cash Provided by (Used in) Investing Activities             -      (1,600,000)
                                                           ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on notes payable                              (350,396)     (124,054)
  Net advances from factored receivables                       244,648       335,132
  Proceeds received on convertible debt                        425,000     2,150,000
                                                           ------------  ------------
   Net Cash Provided by (Used in) Financing Activities         319,251     2,361,078
                                                           ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,041,432)    1,004,268
                                                           ------------  ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               1,041,433        37,165
                                                           ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $         1   $ 1,041,433
                                                           ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash Payments For:
   Interest                                                $    53,472   $    14,670
   Income taxes                                            $       -     $       -

              The accompanying notes are an integral part of
                  these consolidated financial statements
                                     F-7

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The consolidated financial statements presented are those of Monarch Staffing, Inc. (formerly MT Ultimate Healthcare Corp.) (Monarch), and its wholly-owned subsidiaries, Drug Consultants International, Inc.., formerly known as iTechexpress, Inc., (DCII) and Drug Consultants, Inc. (DCI), and DCII's wholly-owned subsidiary, Success Development Group, Inc. (SDG). Collectively, they are referred to herein as the "Company". Monarch was originally incorporated in Nevada under the name JavaJuice.net on September 13, 2000. The Company filed amended Articles of Incorporation with the State of Nevada on August 15, 2003 to change the name to MT Ultimate Healthcare Corp. On March 31, 2006, the name was changed to Monarch Staffing, Inc. Monarch was organized to operate a payroll nurse staffing and homecare business, and provided healthcare professionals to hospitals, nursing homes, licensed home care service agencies, other health-related businesses, to the homes of the elderly, sick and incapacitated.

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

On November 4, 2005, Monarch and DCII and the former DCII shareholders entered into a Share Exchange and Reorganization Agreement (the "Exchange" or "Acquisition") whereby DCII became a wholly-owned subsidiary of Monarch. As part of the Exchange, Monarch acquired 100% of the issued and outstanding shares of DCII in exchange for 828,333,333 (9,203,704 post-split) newly issued shares of Monarch's common stock. As the number of shares issued represented approximately 92% of the outstanding common stock of Monarch after issuance, the transaction has been accounted for as a reverse takeover of Monarch by the shareholders of DCII. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of DCII; therefore, these consolidated financial statements represent a continuation of DCII, not Monarch, the legal survivor. DCII is treated as the survivor for accounting purposes and Monarch is the survivor for legal purposes. The historical financial statements presented are those of DCII rather than Monarch.



                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

a. Organization (Continued)

On November 7, 2005, DCII entered into a Stock Purchase Agreement ("Purchase") with Drug Consultants, Inc. ("DCI"), whereby DCI became a wholly-owned subsidiary of DCII. As part of the Purchase, DCII purchased all of the outstanding shares of DCI from the former shareholder of DCI for a purchase price of $1,800,000, of which $1,600,000 was paid at the closing of the Purchase and $200,000 shall be paid pursuant to a Secured Promissory Note (see Note 5). The Promissory Note is secured by a Stock Pledge Agreement ("Pledge Agreement"), whereby DCII pledged to the former DCI shareholder 51% of the stock of DCI ("DCI Stock") held by DCII to secure the full and prompt payment and performance by DCII of the Promissory Note. Pursuant to this Purchase, the Company recorded goodwill of $1,245,481.

Effective December 15, 2005, Macdonald Tudeme and Marguerite Tudeme (collectively, the "Tudemes"), the former controlling shareholders of the Company and the Company entered into a Spinoff Agreement ("Spinoff") which provided for (1) the transfer of the corporate names, business, operations, assets, properties, intellectual properties, trademarks, service marks, trade names, uniform resource locators, telephone numbers, and goodwill of the Company and its subsidiaries (other than DCII and DCI), together with the operating business of Abundant, to be placed into to a newly-formed Delaware corporation wholly-owned by the Company ("Marathon"), (2) the acquisition and cancellation by the Company from the Tudemes of their outstanding shares of capital stock of the Company, totaling 35,691,200 (396,569 post-split) shares, (3) the assumption and release by the Company and its subsidiaries and the Tudemes of certain liabilities, and (4) the sale to the Tudemes of all of the outstanding capital stock of Marathon, and the payment to the Tudemes of $80,441 for amounts owed to the Tudemes and other creditors by the Company, of which $50,000 was paid prior to December 31, 2005.

The Company also entered into a Security Agreement ("Security Agreement") with Marathon, whereby the Company pledged to Marathon 20,000,000 (222,222 post-split) shares of its common stock as collateral ("Collateral") to secure its performance and payment of the promissory note payable to Lisa Stern ("Stern Note") originally entered into as part of Monarch's purchase of Abundant during 2004. The Company will be in default under the Security Agreement upon the failure to pay any principal or interest of the Stern Note when due. Upon default, Marathon is able to retain the Collateral and apply the consideration received from the Collateral against any principal and interest due.


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

a. Organization (Continued)

DCII, established in 1999 and located in Irvine, California, places technicians into technical jobs in both commercial and government sectors
on a national basis.   DCII performs various IT and staffing services for
Equant.

DCII's wholly-owned subsidiary, SDG, a Nevada corporation, established in April 2000, provides management services on behalf of DCII and other clients of DCII.

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

As a result of the above transactions, the operations of the Company going forward will be comprised of the operations of DCII, DCI and SDG.

Effective March 31, 2006, the Company completed the following corporate actions: (a) effected a one-for-ninety (1 for 90) reverse stock split of its outstanding common stock, (b) re-authorized for issuance 400,000,000 shares of Common Stock, par value $.001 per share, (c) authorized 5,000,000 shares of "blank check" preferred stock. The reverse stock split resulted in corresponding adjustments to the calculation of the conversion price of the Company's secured convertible notes and the exercise price of the Company's outstanding warrants. The accompanying financial statements have been adjusted to retroactively reflect this stock split.

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

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

d. Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

e. Principles of Consolidation

The consolidated financial statements include the accounts of Monarch Staffing, Inc. (formerly MT Ultimate Healthcare Corp.) (Monarch), and its wholly-owned subsidiaries, Drug Consultants International, Inc., formerly known as iTechexpress, Inc., (DCII) and Drug Consultants, Inc. (DCI), and DCII's wholly-owned subsidiary, Success Development Group, Inc. (SDG). All significant intercompany balances and transactions have been eliminated in the consolidation.

f. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

g. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts billed to customers upon performance of service. The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified. Accounts receivable are shown net of an allowance for doubtful accounts of $0 at December 31, 2006 and 2005, respectively. An allowance is established whenever receivables are over 90 days old and the customer has not responded to efforts to reconcile differences. Such receivables are deemed to be uncollectible after 180 days. There were no such receivables for the current year or prior year.


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

h. Basic Income Per Share

The computations of basic income per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of employee stock options of 931,589, and stock warrants, in the amount of 315,277, have been considered but have not been included in the calculation as their effect is antidilutive for the periods presented.

                                                         December 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
  Numerator - Net income (loss)                  $  (866,452)  $   299,231

  Denominator - weighted average number of
   shares outstanding                              9,862,691     9,862,691
                                                 ------------  ------------
  Net income (loss) per share                    $     (0.09)  $      0.03
                                                 ------------  ------------

i. Revenue Recognition

Revenues and costs of revenues from services are recognized during the period in which the services are provided. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when
(i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

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

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $2,039,000 as of December 31, 2005 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2021. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused.


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

j. Provision for Income Taxes (continued)

Deferred tax asset and the valuation account is as follows:

                                                                  December 31,
                                                           --------------------------
                                                               2006          2005
                                                           ------------  ------------
     Deferred tax asset:
       NOL Carryforward                                    $   693,260   $   494,360
       Valuation allowances                                   (693,260)     (494,360)
                                                           ------------  ------------
        Total                                              $      -      $      -
                                                           ============  ============
     The components of income tax expense are as follows:

     Current Federal Tax                                   $       -     $       -
     Current State Tax                                             -             -
     Change in NOL benefit                                     198,900       453,709
     Change in valuation allowance                            (198,900)     (453,709)
                                                           ------------  ------------
                                                           $       -     $       -
                                                           ============  ============

k. Goodwill

The excess of purchase price and related costs over the fair value of net assets of entities acquired is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets , the Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with the reporting unit's carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market valuation approach. If the carrying amount of the Company's reporting units exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company's reporting unit's goodwill with the carrying amount of that goodwill. At December 31, 2006 and 2005, the Company performed the annual impairment test and determined there was no impairment of goodwill.

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

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

l. Newly Adopted Pronouncements

Accounting Changes and Error Corrections

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The adoption of this statement in 2006 did not have a material impact on the Company's consolidated financial position or results of operations.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," ("FIN 48"). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position but has not yet determined or reasonably estimated the impact as of December 31, 2006. The Company is required to adopt this interpretation effective January 1, 2007.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statements No. 133 and No. 140." This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The adoption of SFAS No. 155 did not have an impact on the Company's consolidated financial statements.


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

l. Newly Adopted Pronouncements (continued)

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156"). This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and that the separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable. This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement in 2007 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 157.

Employers' Accounting for Defined Benefit Pension and Other Postretirement
Plans

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an Amendment of FASB Statements No. 87, 88, 106 and 132(R)." This statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity of changes in unrestricted net assets of a not-for-profit organization.
The adoption of SFAS No. 158 did not have an impact on the Company's consolidated financial statements.


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

l. Newly Adopted Pronouncements (continued)

Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements

In September 2006, the Securities and Exchange Commission, or the SEC, released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year's income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.



                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

m. Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the convertible notes entered into on August 31, 2004, since the notes are not conventional convertible debt (see Note 5). The embedded derivatives include the conversion feature, monthly payment options, variable interest features, call options, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that the Company records the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.

In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options as warrants and derivative liabilities and mark them to market at each reporting date (see Note 5).

Conversion-related derivatives were valued using the Binomial Option Pricing Model. The interest rate adjustment provision was valued using discounted cash flows and probability analysis. Options and warrants were valued using the Black-Sholes model. The following assumptions were used in valuing the derivative and warrant liabilities as of December 31:


                                          2006             2005
                                    --------------   --------------
Risk-free interest rate              4.70 - 4.85 %    4.35 - 4.36 %
Volatility                                   200 %            238 %
Expected dividend yield                        0 %              0 %

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


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

o. Concentrations of Credit Risk

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Approximately 99% of the Company's revenue comes from the State of California for the years ended December 31, 2006 and 2005, respectively. Accounts receivable from the State of California totaled $1,295,186 and $705,680 as of December 31, 2006 and 2005, respectively.

The Company also had $841,219 on deposit with a financial institution at December 31, 2005. Such deposits were not insured beyond the federally insured limit of $100,000 per account.

p. Beneficial Conversion Feature

The Company has adopted Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments." The Company incurred debt whereby the convertible feature of the debt provides for a rate of conversion that is below market value. This feature is recorded by the Company as a beneficial conversion feature pursuant to EITF Issue No. 98-5 and 00-27.

q. Fixed assets

Property and equipment are recorded at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method based on the estimated useful lives of the assets.

Useful lives as follows:

     Computer equipment                                        3 years
     Furniture and fixtures                                  5-7 years

Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing property and equipment are capitalized and depreciated. Upon retirement or disposition of property and equipment, any resulting gain or loss is recognized in the consolidated statement of operations. Depreciation expense for the years ended December 31, 2006 and 2005 was $0 and $1,649, respectively. At December 31, 2005, the Company recorded a loss on disposition of assets totaling $1,062 for the remaining book value of assets previously recorded. Accordingly, property and equipment at December 31, 2005 was $0. The Company did not have any fixed asset additions during the year ended December 31, 2006.


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had $617,813 in accumulated deficit at December 31, 2006 as well as a net loss of $866,452. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As part of the Spinoff Agreement as described in Note 1 and Note 7, a remaining amount of $30,441 is owed by the Company to the former controlling shareholders of the Company. The amount is non-interest bearing, unsecured, and payable on demand.

In November 2005, the Company agreed to issue an aggregate of 8,283,334 shares of common stock, to two entities, 4,141,667 shares to MEL
Enterprises, Ltd., beneficially owned by Keith Moore, a Director of the Company and 8,283,334 shares to Monarch Bay Capital Group, LLC, beneficially owned by David Walters, our Chairman and Chief Financial Officer, in connection with the Company's acquisition of DCII.

An amount of $22,800 was owed to Mr. Moore at December 31, 2005 for services rendered to SDG. This amount was non-interest bearing, unsecured, and due on demand. The Company repaid this amount in March 2006.


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

Both Mr. Walters and Mr. Moore entered into Independent Contractor Agreements with DCII on February 1, 2005 (each a "Contractor Agreement" and collectively the "Contractor Agreements"). Mr. Moore's Contractor Agreement provides for him to serve DCII in the capacity of Secretary and Director and Mr. Walters' Contractor Agreement provides for him to serve DCII in the capacity of Chief Executive Officer. The Contractor Agreements were renewed on February 1, 2006 and expire December 31, 2008. The Contractor Agreements renew thereafter on an annual basis unless terminated by either party. Either of the Contractor Agreements may be terminated upon the breach of a term of either Contractor Agreement, which breach remains uncured for thirty (30) days or by either party, for any reason with thirty
(30) days written notice. The Contractor Agreements contain confidentiality clauses and work for hire clauses. The Contractor Agreements provide that neither Mr. Walters nor Mr. Moore are employees of DCII. Mr. Walters and Mr. Moore are entitled to be paid $10,000 per month under the Contractor
Agreements.   The Company paid $350,000 and $170,000 (including $40,000
outstanding as of December 31, 2004) during the years ended December 31, 2006 and 2005, respectively, related to the Contractor Agreements. Amounts owed by the Company totaled $0 and $110,000 at December 31, 2006 and 2005, respectively.

The Company also paid $25,000 to both Mr. Moore and Mr. Walters during 2006 for other consultation services which were outside of the scope of the Independent Contractor Agreements described above.

In March 2006, the Company entered into an agreement with Monarch Bay Management Company, L.L.C. ("MBMC") for chief financial officer services. David Walters, our Chairman and Chief Financial Officer, and Keith Moore, our director, each are members of, and each beneficially owns 50% of the ownership interests in, MBMC. Under the chief financial officer services agreement with MBMC, the Company is obligated to pay MBMC a monthly fee of $5,000 in cash. The Company also reimburses MBMC for certain expenses in connection with providing services to the Company. The initial term of the agreement expires on March 31, 2007 and renews thereafter on an annual basis unless terminated by either party. To date, no services have been provided under this agreement, accordingly, no amounts were paid to MBMC and/or accrued as of and for the year ended December 31, 2006. The Company expects that services provided under this agreement will commence in March 2007.

On December 20, 2006, MBMC loaned $95,000 to DCII at 10% per annum. The principal balance of loan was repaid in full on December 28, 2006 and accrued interest expense totaled $208 as of December 31, 2006. On February 5, 2007, MBMC loaned $125,000 to DCII at 10% per annum. The principal balance of the loan was repaid in full on February 8, 2007. On February 5, 2007, MBMC also loaned $70,000 to the Company at 10% per annum. The principal balance of the loan was repaid in full on February 15, 2007.

In March 2006, DCII made a $7,500 payment to a vendor on behalf of Monarch Bay Associates, L.L.C. ("MBA"). David Walters, our Chairman and Chief Financial Officer, and Keith Moore, our director, each are members of, and each beneficially owns 50% of the ownership interests in MBA. The amount is non-interest bearing and owed to the Company as of December 31, 2006. The Company received payment in full in March 2007.

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

In December 2006, DCI made two payments totaling $33,502 to vendors on behalf of Solana Technologies, Inc. ("STI"). At the time of the payments, David Walters, our Chairman and Chief Financial Officer, was Chairman and Chief Executive Officer of STI and beneficially owned a majority of the outstanding common stock of STI. The amounts were non-interest bearing. The Company received payment in full in December 2006. On January 2, 2007, the Company purchased office equipment totaling $1,244 from STI.

On August 4, 2006, DCI borrowed $150,000 from BounceGPS, Inc. ("BounceGPS") at 10% per annum. At the time of the loan, David Walters, our Chairman and Chief Financial Officer, was the Chairman and Chief Executive Officer of the parent company of BounceGPS and beneficially owned a majority of the outstanding common stock of such parent company. The principal balance was repaid in full on September 11, 2006. On October 4, 2006, the Company borrowed $18,000 from the same related company. The principal balance was repaid in full on October 11, 2006. On October 5, 2006, DCII borrowed $95,000 from the same related company. The principal balance was repaid in full on October 11, 2006. DCII also borrowed $220,000 during late October and early November 2006 from the same related company. The entire outstanding balance of $220,000 was repaid on November 8, 2006. Interest payments of $636 were made during 2006 and accrued interest totaled $1,899 as of December 31, 2006.

During 2006, DCI and DCII paid $1,361 and $27,395, respectively, to DataLogic International, Inc. for various services including accounting, payroll, human resource, and other administrative duties. Mr. Moore, our Director, is the Chairman and Chief Executive Officer of DataLogic International, Inc.

As discussed in Note 6, on November 8, 2005, DCII and DCI entered into a Factoring and Security Agreement to sell accounts receivables to Systran
Financial Services Corporation ("Systran").   David Walters and Keith Moore
have personally guaranteed $500,000 of the total available facility. Mr. Walters and Mr. Moore did not receive any compensation for this personal guarantee in 2006 or 2005.


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 4 - NOTES PAYABLE

                                                                  December 31,
                                                               2006          2005
                                                           ------------  ------------
  Note payable to the former owner of Abundant Nursing
   Inc. interest at 7% per annum, principal and interest
   payments of $5,841 due monthly, matures on October
   1, 2009, secured by the stock of Abundant Nursing,
   Inc. (see Note below).                                  $   179,678   $   235,074
  Note payable to the former owner of Drug Consultants
   Inc. interest at 7% per annum, principal and interest
   due March 6, 2006, secured by a Stock Pledge Agreement
   (See Stock Pledge Agreement below).                               -       200,000
  Note payable to an individual, non-interest bearing,
   principal due on demand, unsecured.                               -        30,000
  Note payable to an individual, non-interest bearing,
   principal due on demand, unsecured.                               -        65,000
                                                           ------------  ------------
  Total notes payable                                          179,678       530,074
  Less: current portion                                        (59,401)     (350,394)
                                                           ------------  ------------
  Long-term portion of notes payable                       $   120,277   $   179,680
                                                           ============  ============

The aggregate principal maturities of notes payable are as follows:

                                              Years ending December 31,      Amount
                                     -----------------------------------------------
                                                     2007              $     59,401
                                                     2008                    63,695
                                                     2009                    56,582
                                                     Thereafter                 -
                                                                       -------------
                                                         Total         $    179,678
                                                                       =============

Note: The Company also entered into a Security Agreement ("Security Agreement") with Marathon (as described in Note 1), whereby the Company pledged to Marathon 20,000,000 (222,222 post-split) shares of its common stock as collateral ("Collateral") to secure its performance and payment of the promissory note payable originally entered into as part of the Company's purchase of Abundant. The Company will be in default under the Security Agreement upon the failure to pay any principal or interest of the Abundant Note when due. Upon default, Marathon is able to retain the Collateral and apply the consideration received from the Collateral against any principal and interest due.

                           Stock Pledge Agreement
                           ----------------------
Pursuant to the acquisition of DCI and the above promissory note, the Company entered into a Stock Pledge Agreement whereby DCII pledged to the former DCI shareholder 51% of the stock of DCI ("DCI Stock") held by DCII to secure the full and prompt payment and performance by DCII of the Promissory Note. DCII fully repaid this Promissory Note during the year ended December 31, 2006.
                                     F-22

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 5 - CALLABLE SECURED CONVERTIBLE NOTES

On August 31, 2004, the Company entered into a securities purchase agreement with four accredited investors for the sale of secured convertible notes having an aggregate principal amount of $700,000, a 10% annual interest rate (payable quarterly), and a term of two years. The Company also agreed to sell warrants to purchase up to an aggregate of 7,777 shares of Common Stock at $40.50 per share. The Company only sold $500,000 principal amount of secured convertible notes under the 2004 agreement. As a result, the Company sold to the investors warrants to purchase up to an aggregate of 5,556 shares of our Common Stock at $40.50
per share.   The investors have agreed to purchase the remaining $200,000 commitment under the terms of our 2005 securities purchase agreement with the investors.

On November 4, 2005, the Company entered into an additional securities purchase agreement with the same accredited investors, for the sale of secured convertible notes having an aggregate principal amount of $3,000,000, an 8% annual interest rate (payable quarterly), and a term of three years. We also agreed to sell warrants to purchase up to an aggregate of 166,667 shares of our Common Stock at $9.00 per share.

As of December 31, 2006 the Company had issued under the two securities purchase agreements dated August 31, 2004 and November 4, 2005:

  -   $3,075,000 aggregate principal amount of secured convertible notes,
  - Warrants to purchase 5,556 shares of our Common Stock at $40.50 per shares, and
  - Warrants to purchase 143,056 shares of our Common Stock at $9.00 per share, and
  - Warrants to purchase 166,667 shares of our Common Stock at $4.50 per share (due to an amendment discussed below).

Stock warrants issued and outstanding during the year ended December 31, 2006 and 2005 are as follows:

                                                                    Average
                                                                   Exercise
                                                       Common         Price
                                                       Shares     Per Share
                                                 ------------  ------------
     Warrants outstanding, December 31, 2004           5,556   $     40.50
                                                 ============
     Warrants issued                                 119,445          9.00
     Warrants exercised                                  -             -
                                                 ------------
     Warrants outstanding, December 31, 2005         125,001         10.40
                                                 ============
     Warrants issued                                 190,278          5.06
     Warrants exercised                                  -             -
                                                 ------------
     Warrants outstanding, December 31, 2006         315,279          7.18
                                                 ============

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 5 - CALLABLE SECURED CONVERTIBLE NOTES (Continued)

As mentioned above, the investors are required to purchase an additional $200,000 principal amount of secured convertible notes and warrants to purchase 2,222 shares of our Common Stock at $40.50 per share as well as an additional $425,000 principal amount of secured convertible notes and warrants to purchase 23,611 shares of our Common Stock at $9.00 per share five days following the date that the registration statement for the resale of the shares of common stock issuable upon conversion of the secured convertible notes and exercise of the warrants is declared effective by the Securities and Exchange Commission and if other conditions are satisfied, including: (i) the Company's representations and warranties contained in the 2005 securities purchase agreement being true and correct in all material respects on the date when made and as of the date of such purchase; (ii) the Company having performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by the 2005 agreement; (iii) there being no litigation, statute, rule, regulation, executive order, decree, ruling or injunction that has been enacted, entered, promulgated or endorsed by or in any court or government authority of competent jurisdiction or any self-regulatory organization having requisite authority which prohibits the transactions contemplated by the 2005 agreement; (iv) no event having occurred which could reasonably be expected to have a material adverse effect on the Company; and (v) the shares of Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants having been authorized for quotation on the OTC Bulletin Board and trading in our Common Stock on the OTC Bulletin Board having not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board.

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

On March 29, 2007, we obtained an amendment extending the date by which the Company must obtain the effectiveness of the registration statement covering the resale of the shares of our Commons Stock issuable upon conversion of the secured convertible notes and the exercise of the warrants to October 31, 2007 (or November 25, 2007 if the Company is making a good faith effort to respond to the Securities and Exchange Commission's comments). See Note 11 "Subsequent Events" for further discussion.


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 5 - CALLABLE SECURED CONVERTIBLE NOTES (Continued)

In connection with the 2005 securities purchase agreement, we entered into a security agreement, whereby we granted the investors a continuing, first priority security interest in the Company's general assets including all of the Company's:

  - Goods, including without limitations, all machinery, equipment, computers, motor vehicles, trucks, tanks, boats, ships, appliances, furniture, special and general tools, fixtures, test and quality control devices and other equipment of every kind and nature and wherever situated;
  - Inventory (except that the proceeds of inventory and accounts receivable);
  - Contract rights and general intangibles, including, without limitation, all partnership interests, stock or other securities, licenses, distribution and other agreements, computer software development rights, leases, franchises, customer lists, quality control procedures, grants and rights, goodwill, trademarks, service marks, trade styles, trade names, patents, patent applications, copyrights, deposit accounts, and income tax refunds;
  - Receivables including all insurance proceeds, and rights to refunds or indemnification whatsoever owing, together with all instruments, all documents of title representing any of the foregoing, all rights in any merchandising, goods, equipment, motor vehicles and trucks which any of the same may represent, and all right, title, security and guaranties with respect to each receivable, including any right of stoppage in transit; and
  - Documents, instruments and chattel paper, files, records, books of account, business papers, computer programs and the products and proceeds of all of the foregoing and the Company's intellectual property.

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

The notes include certain features that are considered embedded derivative financial instruments, such as the conversion feature, a variable interest rate feature, events of default and a liquidated damages clause, which have been recorded at their fair value. These features are described below, as follows:

  -   The notes conversion feature;
  - Interest on the notes is subject to downward adjustment based on our common stock price;
  - The registration rights agreement includes a penalty provision based on any failure to meet and/or maintain registration requirements for shares issuable under the conversion of the notes or exercise of the warrants; and
  - The notes contain certain events of default, wherein we may be required to pay a default interest rate above the normal rate.


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 5 - CALLABLE SECURED CONVERTIBLE NOTES (Continued)

Because the convertible notes are not conventional convertible debt, the Company is also required to record the related warrants at their fair values. During the year ended December 31, 2005, the value of the derivative and warrant liabilities decreased by $1,674,440 and $67,709, respectively, which is reflected as a component of other income in the accompanying consolidated statements of operations. During the year ended December 31, 2006, the value of the derivative and warrant liabilities decreased by $513,913 and $26,665, respectively.

The debt discount is being first offset to the extent of the long-term portion of the convertible debt and then from the current portion of the convertible debt on the consolidated balance sheet and will be amortized over the life of the debt. The Company has recorded amortization expense of $821,942 and $108,480 for the years ended December 31, 2006 and 2005, respectively.

The following table summarizes the Company's convertible notes payable by maturity dates at December 31, 2006

                                                        Less Debt
                                          Principal      Discount      Amount
                                        ------------  ------------  ------------
Year Ending December 31,           2007           -             -             -
                                   2008 $ 2,650,000   $ 1,460,004   $ 1,189,996
                                   2009     425,000        67,348       357,652
                                        ------------  ------------  ------------
Total Notes Payable by Maturity Date    $ 3,075,000   $ 1,527,352   $ 1,547,648
                                        ============  ============  ============

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

The conversion price is adjusted after major announcements by the Company. In the event the Company makes a public announcement that the Company intends to consolidate or merge with any other corporation (other than a merger in which the Company is the surviving or continuing corporation and its capital stock is unchanged) or sell or transfer all or substantially all of the assets of the Company or any person, group or entity (including the Company) publicly announces a tender offer to purchase 50% or more of the Company's Common Stock (or any other takeover scheme) then the conversion price will be equal to the lower of the conversion price that would be effect on the date the announcement is made or the current conversion price at the time the secured convertible note holders wish to convert.
                                     F-26



                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 5 - CALLABLE SECURED CONVERTIBLE NOTES (Continued)

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

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 5 - CALLABLE SECURED CONVERTIBLE NOTES (Continued)

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

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 5 - CALLABLE SECURED CONVERTIBLE NOTES (Continued)

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

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 5 - CALLABLE SECURED CONVERTIBLE NOTES (Continued)

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

NOTE 6 - FACTORING AND SECURITY AGREEMENT

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

All accounts sold are with recourse by Systran. Systran may defer making payment to DCII of a portion of the purchase price payable for all accounts purchased which have not been paid up to 10.0% of such accounts (reserve). All of DCII's and DCI's accounts receivable are pledged as collateral under this agreement. In addition, David Walters and Keith Moore have personally guaranteed $500,000 of the total available facility. Mr. Walters and Mr. Moore did not receive any compensation for this personal guarantee in 2006 or 2005. The initial term is for thirty six months and will automatically renew for an additional twelve months at the end of the term, unless the Company gives thirty days written notice of its intention to terminate the Factoring Agreement. The amount advanced to the Company by Systran at December 31, 2006 and 2005 totals $579,780 and $335,132, respectively. These amounts are being shown as a liability in the accompanying financial statements as a factoring liability.

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 7 - LOSS ON DISCONTINUED OPERATIONS AND DISPOSITION OF SUBSIDIARY

As previously discussed, effective December 15, 2005, the Tudemes, the former controlling shareholders of the Company and the Company entered into a Spinoff Agreement which provided for (1) the transfer of the corporate names, business, operations, assets, properties, intellectual properties, trademarks, service marks, trade names, uniform resource locators, telephone numbers, and goodwill of the Company and its subsidiaries (other than DCII and DCI), together with the operating business of Abundant, to be placed into to a newly-formed Delaware corporation wholly-owned by the Company, (2) the acquisition and cancellation by the Company from the Tudemes of their outstanding shares of capital stock of the Company, totaling 35,691,200 (396,569 post-split) shares, (3) the assumption and release by the Company and its subsidiaries and the Tudemes of certain liabilities, and (4) the sale to the Tudemes of all of the outstanding capital stock of Marathon, and the payment to the Tudemes of $80,441 for amounts owed to the Tudemes and other creditors by the Company, of which $50,000 was paid prior to December 31, 2005. Pursuant to this transaction, the Company recorded a loss on discontinued operations as follows:

                                                             For the
                                                           Year Ended
                                                          December 31,
                                                              2005
                                                          ------------
     REVENUES                                             $   321,991

     OPERATING EXPENSES
       Cost of revenues                                       225,988
       General and administrative                              64,179
       Depreciation and amortization                            3,796
       Bad debt expense                                         4,239
                                                          ------------
          Total Operating Expenses                            298,202
                                                          ------------
     INCOME FROM OPERATIONS                                    23,789

     OTHER INCOME (EXPENSE)
       Interest expense                                       (39,614)
                                                          ------------
          Total Other Income (Expense)                        (39,614)
                                                          ------------
     NET LOSS FROM DISCONTINUED OPERATIONS                $   (15,825)
                                                          ============

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

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
                                                         =============

NOTE 8 - COMMITMENTS  AND CONTINGENCIES

On January 19, 2006, Community Capital Bank filed a complaint in the Supreme Court of the State of New York (Kings County) against the Company, Macdonald S. Tudeme (our former CEO) and Marguerite Tudeme (our former Secretary). The complaint seeks payment of three loans made by Community Capital Bank having a total outstanding principal amount of $202,527.67 plus unpaid interest. The Company believes that the Community Capital Bank loans were made to MTM, a former subsidiary that was disposed of on December 15, 2005 as part of the disposition of Marathon (as described in Note 1), and are guaranteed by the Tudemes. As a result, the Company does not believe it is obligated to repay any amounts due under the Community Capital Bank loans.

On January 25, 2006, the Company received notice from the Internal Revenue Service (the "IRS") that the IRS had concluded that the Company's subsidiary (DCI) was a third-party payer to and thus employer of a pharmacist who provided services to DCI's client, the California Department of Corrections. Although the IRS notice applies only to the case of the individual pharmacist, if unchanged, it could require DCI to classify other pharmacists and nurses in its registry who provide services to DCI's clients as employees of DCI. Accordingly, compensation payable to such pharmacists and nurses would be subject to federal income tax withholding, Federal Insurance Contributions Act (FICA) tax, and Federal Unemployment
Tax Act (FUTA) tax.   This result would have a material adverse effect on
the Company's business, financial condition and results of operations. The Company disagrees with the conclusion of the IRS notice, believes that the pharmacist in question was properly classified as an independent contractor and is in the process of contesting the conclusion of the IRS.

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


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 9 - ACQUISITIONS

On November 7, 2005, the Company acquired the business and certain related assets of Drug Consultants, Inc. ("DCI"), a California corporation. DCI furnishes personnel to perform a range of pharmacy, nursing and other health care services in support of the operations of government and commercial facilities, including its largest client, the State of California. DCI was formed in 1977 and is located in Irvine, California. The purchase price of $1,800,000 was satisfied by the Company paying $1,600,000 in cash and a $200,000 pursuant to a secured promissory note. The acquisition was an arm's length transaction and has been accounted for using the purchase method.

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
                                                     ------------

Pro Forma Results

The unaudited pro-forma consolidated financial statements give effect to the acquisition by Monarch of DCII pursuant to a reverse takeover effective November 4, 2005, and the subsequent acquisition of DCI by DCII effective November 7, 2005. The unaudited pro forma consolidated financial statements have been prepared by management using the accounting principles disclosed in the consolidated financial statements of the Company as of and for the period ended September 30, 2005 as if the acquisition had occurred on January 1, 2005.

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 9 - ACQUISITIONS (continued)

The unaudited pro forma consolidated statement of operations for the year ended December 31, 2004 is based on the unaudited financial statements as if the acquisition had occurred on January 1, 2004. The unaudited pro forma combined financial statements are not necessarily indicative of the results of operations that would have been realized for the period presented, nor do they purport to project the results of operations for any future periods. The unaudited pro forma financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the periods ended December 31, 2004 and September 30, 2005.

                                                         (Unaudited)
                                               ----------------------------
                                                For the Year        For the
                                               Ended Dec 31,   Period Ended
                                                        2004  Sept 30, 2005
                                               -------------  -------------
Revenue                                        $   6,647,053  $   7,049,314
                                               =============  =============
Gross Profit                                   $   1,359,726  $   1,875,317
                                               =============  =============
Operating Loss                                 $ (2,490,552)  $   (653,480)
                                               =============  =============
Net Loss                                       $ (3,285,010)  $ (1,073,180)
                                               =============  =============
Net Loss per Common Share - Basic / Diluted    $     (0.004)  $     (0.001)
                                               =============  =============

NOTE 10 - STOCK BASED COMPENSATION

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

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 10 - STOCK BASED COMPENSATION (Continued)

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended December 31, 2006, of approximately 0% was based on historical forfeiture experience. The estimated pricing term of option grants for the year ended December 31, 2006 was 5.0 years. In the Company's pro forma information required under SFAS 123(R) for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the year ended December 31, 2006. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 10 - STOCK BASED COMPENSATION (Continued)

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

The fair value calculations are based on the following assumptions:

                                               2006                2005
                                          --------------     ---------------
Risk-free interest rate                   4.47% - 5.12%       4.01% - 4.54%
Expected life of the options                   5.00 yrs            5.00 yrs
Expected volatility                         461% - 497%         419% - 497%
Expected dividend yield                              0                   0

The following table summarizes stock-based compensation expense related to stock options and employee stock purchase plan purchases under SFAS 123(R) for the years ended December 31, 2006 and 2005 which was allocated as follows:

                                               Year Ended December 31, 2005
                                               ----------------------------
                                                                APB Opinion
                                               SFAS No. 123R         No. 25
                                               -------------  -------------
Net income (loss)                              $    299,231   $    299,231
                                               =============  =============
Net income (loss) per share                    $       0.03   $       0.03
                                               =============  =============

                                               Year Ended December 31, 2006
                                              -----------------------------
                                                                APB Opinion
                                               SFAS No. 123R         No. 25
                                               -------------  -------------
Net income (loss)                              $   (866,452)  $   (744,232)
                                               =============  =============
Net income (loss) per share                    $      (0.09)  $      (0.08)
                                               =============  =============


                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 10 - STOCK BASED COMPENSATION (Continued)

A summary of option activity under the Company's stock equity plans during the year ended December 31, 2006 is as follows:

                                                                Weighted
                                                                 Average
                                                    Weighted   Remaining    Aggregate
                                      Number of     Average  Contractual    Intrinsic
                                     Shares (In     Exercise    Term (in    Value (In
                                     Thousands)       Price       Years)   Thousands)
                                     ----------   ---------- -----------   ----------
Outstanding at December 31, 2005            92        $0.72
   Granted                                 840        $0.62
   Forfeited                                 -        $0.00
   Exercised                                 -        $0.00
                                     ----------   ----------
Outstanding at December 31, 2006           932        $0.63        4.29   $      590
                                     ==========   ========== ===========  ===========
Vested and expected to vest
 at December 31, 2006                      342    $    0.64        4.51   $      218
                                     ==========   ========== ===========  ===========
Exercisable at December 31, 2006           342    $    0.64        4.51   $      218
                                     ==========   ========== ===========  ===========

The per share weighted average fair value of options granted during the years ended December 31, 2006 and 2005 were $0.27 and $0.72, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $ 0 and $ 0, respectively, as there we no options exercised during those periods. As of December 31, 2006, total unrecognized forfeiture adjusted compensation costs related to nonvested stock options was $171,067, which is expected to be recognized as an expense over a weighted average period of approximately 1.7 years.

Prior to fiscal 2006, the weighted-average fair value of stock-based compensation to employees was based on the single option valuation approach. Forfeitures were recognized as they occurred and it was assumed no dividends would be declared.

                  MONARCH STAFFING, INC. AND SUBSIDIARIES
                  (Formerly MT Ultimate Healthcare Corp.)

Notes to the Consolidated Financial Statements December 31, 2006 and 2005

NOTE 10 - STOCK BASED COMPENSATION (Continued)

The estimated fair value of stock-based compensation awards to employees was amortized using the straight-line method over the vesting period of the options.

Pro forma results are as follows:

                                                         For the year ended
                                                          December 31, 2005
                                                         ------------------
     Net income - as reported                            $        299,231

     Stock-based employee compensation
      expense included in reported net
      income (loss), net of tax                                          -

     Total stock-based employee
      compensation expense determined
      under fair-value-based method for
      all rewards, net of tax                                        2,760
                                                         ------------------
     Pro forma net income                                $         296,471
                                                         ==================
     Net income per share:
      Basic and diluted, as reported                     $            0.03
                                                         ==================
      Basic and diluted, pro forma                       $            0.03
                                                         ==================

NOTE 11 - SUBSEQUENT EVENTS

On February 5, 2007, MBMC loaned $125,000 to DCII at 10% per annum. The principal balance of the loan was repaid in full on February 8, 2007. On February 5, 2007, MBMC also loaned $70,000 to the Company at 10% per annum. The principal balance of the loan was repaid in full on February 15, 2007. See Note 3 for further discussion on related party transactions.

On March 29, 2007, the Company obtained an amendment to the 2005 securities purchase agreement whereby interest payments are payable at the same time the corresponding principal balance is due and payable, whether at maturity or upon acceleration or by prepayment. In addition, the amendment extended the date by which the Company must obtain the effectiveness of the registration statement covering the resale of the shares of our Common Stock issuable upon conversion of the secured convertible notes and the exercise of the warrants to October 31, 2007 (or November 25, 2007 if the Company is making a good faith effort to respond to the Securities and
Exchange Commission's comments).   See Note 5 for further discussion.

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

The Company engaged Corbin & Company LLP to act as its independent auditors, effective November 8, 2005, for DCII for the year ended December 31, 2005. The Company's principal accountant, Chisholm, Bierwolf & Nilson, LLC, acted as its independent auditors for the Company and all subsidiaries during 2006.

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

                                     78

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), designed to ensure information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by the Exchange Act Rules 13a-15(b) and 15d-15(b).

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective, due to the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the preparation of our 2006 consolidated financial statements, we have identified the following control deficiencies, which represent material weaknesses in the Company's internal control over financial reporting as of December 31, 2006:

  - We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles commensurate with our existing financial reporting requirements and the requirements we face as a public company. Accordingly, management has concluded that this control deficiency constitutes a material weakness, and that it contributed to the following material weakness.

  - We did not maintain effective controls with respect to reviewing and authorizing related party transactions. Specifically, our control procedures did not prevent the Company from making payments on behalf of other related parties. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
                                     79

Management's Remediation Initiatives

During the first half of 2007, we plan to remediate these material weaknesses as follows:

  - We assessed the organization of our accounting personnel and the technical expertise within the accounting function. We plan to appoint a new Chief Financial Officer in order to increase our depth of experience in generally accepted accounting principles and guidelines required by the Securities and Exchange Commission.

  - We plan to add an independent director to the Company's board of directors. This independent director will approve all related party transactions prior to occurring and ensure appropriate preventative controls are in place.

ITEM 8B. OTHER MATTERS

None.


                                 PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and principal executive officers of the Company are as specified on the following table:

NAME                AGE       POSITION
---------------------------------------------------------------------------
Joel Williams       51        Chief Executive Officer

David Walters       44        Chairman, President, Chief Financial Officer,
                              Treasurer and Director

Keith Moore         46        Secretary and Director


JOEL WILLIAMS has served as Chief Executive Officer since September 1, 2006. Mr. Williams has been a senior executive of health care staffing companies for the past 14 years. Most recently, he served as a divisional President (2005-July 2006) and Senior Vice President (2003-2005) with Supplemental Health Care, a privately held health care staffing company. Previously, Mr. Williams was a senior executive at Staff Search Health Care, a privately held healthcare staffing company, serving as Chief Operating Officer (2000-2003) and Chief Financial Officer (1999-2000). Prior to Staff Search Health Care, Mr. Williams held financial and corporate development management positions with a variety of other health care staffing and other companies. He received an MBA from the University of Houston and a B.A. in finance from the University of Texas.

DAVID WALTERS has served as President, Chief Financial Officer and Treasurer since December 15, 2005. He served as Chief Executive Officer from December 15, 2005 until September 1, 2006 and served as Executive Vice President of the Company from November 4, 2005 to December 15, 2005. He has been a Director of the Company since November 4, 2005 and currently is Chairman of the Board. Since January 2005, he has served as Chairman and Chief Executive Officer of DCII, which since November 4, 2005, has been


                                     80

wholly owned by the Company. Since February 2000, he has served as a managing member of Monarch Bay Capital Group, LLC, a consulting company and, since March 2006, as a managing member of Monarch Bay Management Company, L.L.C., a consulting company.. Mr. Walters has extensive experience in investment management, corporate growth development strategies and capital markets. Mr. Walters earned a B.S. in Bioengineering from the University of California, San Diego in 1985. Mr. Walters also serves as Chairman of the Board of Directors of Remote Dynamics, Inc. and is a member of the Board of Directors of Precision Aerospace Components, Inc.

KEITH MOORE has served as a Director of the Company since November 4, 2005 and has extensive experience in growing and financing technology and service companies. Mr. Moore is Chairman and Chief Executive Officer of DataLogic International, Inc., an information technology company, positions he has held since January 2005. Since March 2006, Mr. Moore has also served as a managing member of Monarch Bay Management Company, L.L.C., a consulting company. From April 1999 to January 2005, Mr. Moore served as Chairman and Chief Executive Officer of DCII which since November 4, 2005, has been wholly owned by the Company. Mr. Moore received his Bachelors degree in Finance from Eastern Michigan University in 1982 and his Masters degree from Eastern Michigan University in Finance in 1984. Mr. Moore is also a member of the Board of Directors of Remote Dynamics, Inc.

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

As of December 31, 2006, and as of the date of filing of this report, we have not created any standing committees of the Board of Directors, including an audit committee. Accordingly, our entire Board of Directors serves as our audit committee. We also disclose that our Board has determined that we have not, and we do not, possess on our Board of Directors anyone who qualifies as an audit committee financial expert and, unless and until one is identified and agrees to serve, we will continue to rely on outside professional consultants who advise us with respect to audit matters.

Changes to Procedures Regarding Nomination of Directors to the Board of
Directors

During our fiscal year ended December 31, 2006, there were no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Code of Ethics

We do not presently have a Code of Business Conduct and Ethics. We expect to adopt such a Code prior to our annual meeting and will report the adoption of a Code of Business Conduct and Ethics on Form 8-K promptly thereafter.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of the reports filed under Section 16 of the Securities Exchange Act during the last fiscal year, all required reports were timely filed, except that Joel Williams filed a late Form 3.
                                     81

ITEM 10. EXECUTIVE COMPENSATION

Any compensation received by officers, directors, and management personnel of the Company will be determined from time to time by the Board of Directors of the Company. Officers, directors, and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company.

The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company paid to our most highly compensated executive officers during the last two fiscal years.


Name &                                         Stock    Option    All Other
Principal                  Salary             Awards    Awards      Compen-
Position           Year       ($)   Bonus ($)    ($)   ($) (4)   sation (5)     Total
----------------  -----  --------   --------- ------  --------  -----------  --------
Joel Williams (2)  2006  $ 49,846   $      -  $   -   $197,068  $        -   $246,914
 Chief Executive   2005  $     -    $      -  $   -   $     -   $        -   $     -
  Office

David Walters (3)  2006  $135,000   $      -  $   -   $     -   $   145,000  $280,000
 Chairman,         2005  $ 86,000   $      -  $   -   $     -   $   120,000  $206,000
 President, Chief
 Financial Officer,
 Treasurer and
 Director

(1) Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(2)  Joel Williams became Chief Executive Officer on September 1, 2006.

(3) David Walters became President, Chief Financial Officer and Treasurer of the Company effective December 15, 2005. He served as Chief Executive Officer from December 15, 2005 until September 1, 2006. He had served as Executive Vice President of the Company from November 4, 2005 to December 15, 2005. He has been a Director of the Company since November 4, 2005 and currently is Chairman of the Board.

(4) Stock option awards were valued in accordance with SFAS 123 (R). Refer to Footnote 10 "Stock Based Compensation" of the Company's Financial Statements.

(5) Mr. Walters entered into an Independent Contractor Agreement with DCII on February 1, 2005 ("Contractor Agreement"). Mr. Walters' Contractor Agreement provides for him to serve DCII in the capacity of Chief Executive Officer. The Contractor Agreement was renewed on February 1, 2006 and expires December 31, 2008. The Contractor Agreement renews thereafter on an annual basis unless terminated by either party. The Contractor Agreement may be terminated upon the breach of a term of the Contractor Agreement, which breach remains uncured for thirty (30) days or by either party, for any reason with thirty (30) days written notice. The Contractor Agreement contains confidentiality clauses and work for hire clauses. The Contractor Agreement provides that Mr. Walters is not an employee of DCII. Mr. Walters is entitled to be paid $10,000 per month under the Contractor Agreement. The Company also paid $25,000 to Mr. Walters during 2006 for other consultation services which were outside of the scope of the Independent Contractor Agreement described above.
                                     82

Summary of Employment Agreements
--------------------------------
On March 21, 2006, we entered into an employment agreement with David Walters, our Chairman and Chief Financial Officer (and Chief Executive Officer until September 1, 2006). The employment agreement has an initial term of two years. The agreement provides for an initial payment of $33,750, a base salary of $135,000 for the first year and $160,000 for the second year, and a bonus on terms and conditions to be mutually agreed upon by Mr. Walters and us. If the employment agreement is terminated by us (other than for specified cause events), Mr. Walters will receive full compensation and benefits for the remaining term of the agreement and one year thereafter.

On September 1, 2006, we entered into an employment agreement with Joel Williams, our Chief Executive Officer, with an initial term of two years. The employment agreement provides for a base salary of $160,000 (subject to performance-based adjustments) and a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation and amortization. If the employment agreement is terminated by us (other than for specified cause events), Mr. Williams will receive his full base salary for the remaining term of the agreement. Pursuant to the agreement, we will grant to Mr. Williams options to purchase a total of 789,552 shares of our common stock. The options will be granted in four equal tranches having exercise prices equal to $0.25 per share, $0.50 per share, $0.75 per share and $1.00 per share, respectively. Each tranche will vest 20% upon grant and thereafter 10% for eight quarters with full vesting upon a change in control.

Option Grants in 2006
---------------------
The following table provides details regarding stock options granted in 2006 to our executive officers listed in the Summary Compensation Table above:

                     OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                                    OPTIONS AWARDS

                           Number of         Number of
                          securities        securities
                          underlying        underlying
                         unexercised       unexercised        Option         Option
                           options           options         exercise      expiration
Name                   (#)Exercisable  (#)Unexercisable      price ($)        date
-------------------------------------------------------------------------------------
Joel Williams                 59,216           138,172          $0.25       8/31/2011
Joel Williams                 59,216           138,172          $0.50       8/31/2011
Joel Williams                 59,216           138,172          $0.75       8/31/2011
Joel Williams                 59,216           138,172          $1.00       8/31/2011
                       -------------------------------
Total                        236,864           552,688
                       -------------------------------

Options vested 20% upon grant and thereafter 10% for eight quarters with full vesting upon a change in control.

Director Compensation
---------------------
The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2006.

                             Fees Earned     Stock  Option      All Other
                              or Paid in    Awards  Awards   Compensation
Name (1)                      Cash($)(2)       ($)     ($)         ($)(3)   Total ($)
-------------------------------------------------------------------------------------
Keith Moore                   $       -    $    -  $    -    $   145,000    $ 145,000
Director & Secretary

(1) David Walters, Chairman and Director and Chief Financial Officer, total compensation is reflected in "Summary Compensation Table" above.
(2)  The Company did not pay any fees for director services.
(3) Mr. Moore entered into an Independent Contractor Agreement with DCII on February 1, 2005 ("Contractor Agreement"). Mr. Moore's Contractor Agreement provides for him to serve DCII in the capacity of Secretary and Director. The Contractor Agreement was renewed on February 1, 2006 and expires December 31, 2008. The Contractor Agreement renews thereafter on an annual basis unless terminated by either party. The Contractor Agreement may be terminated upon the breach of a term of the Contractor Agreement, which breach remains uncured for thirty (30) days or by either party, for any reason with thirty (30) days written notice. The Contractor Agreement contains confidentiality clauses and work for hire clauses. The Contractor Agreement provides that Mr. Moore is not an employee of DCII. Mr. Moore is entitled to be paid
     $10,000 per month under the Contractor Agreement.   The Company also
     paid $25,000 to Mr. Moore during 2006 for other consultation services which were outside of the scope of the Independent Contractor Agreement described above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 22, 2007 by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group.


Name and Address                        Shares of Common Stock
of Beneficial Owners                    Beneficially Owned (1)
                                        ----------------------------
                                        Number              Percent
-------------------------------------   ------              -------
David Walters                           4,141,667 (2)       42.0%
  30950 Rancho Viejo Rd #120
  San Juan Capistrano, CA  92675

Keith Moore                             4,141,667 (3)       42.0%
  30950 Rancho Viejo Rd #120
  San Juan Capistrano, CA  92675

Joel Williams                             315,821 (4)        3.2%
  30950 Rancho Viejo Rd #120
  San Juan Capistrano, CA  92675

Nite Capital, L.P.                        920,371 (5)        9.3%
  101 East Cook Avenue, Suite 201
  Libertyville, IL 60048

All officers and directors              8,599,155 (2)(3)(4)  86.3%
  as a group (3 people)

(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of March 22, 2007, there were 9,961,384 shares of common stock outstanding.
(2) Mr. Walters beneficially owns his shares through Monarch Bay Capital Group, LLC, of which he is the sole member.
(3) Mr. Moore beneficially owns his shares through MEL Enterprises, Ltd.
(4) Consists of 394,7766 shares of common stock issuable upon exercise of stock options granted under the Company's Stock Incentive Plan.
(5) The general partner of Nite Capital, LP is Nite Capital LLC, a Delaware limited liability company. Mr. Keith Goodman, a managing partner of Nite Capital LLC, has voting and investment control with respect to the shares of Common Stock beneficially owned by Nite Capital LP.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On April 27, 1999, our Director, Keith Moore entered into a Working Capital Line of Credit agreement, with DCII, on January 1, 2001, Mr. Moore entered into a Working Capital Line of Credit agreement with DCII's wholly owned subsidiary, SDG, and on February 1, 2005, our Chairman and Chief Financial Officer, David Walters entered into a Working Capital Line of Credit agreement, with DCII (each a "Line of Credit" and collectively the "Lines of Credit"). Mr. Moore's Line of Credit agreements with DCII and SDG terminated effective December 31, 2005.

Mr. Walters' Line of Credit with DCII states that DCII shall pay him the amount owing under the Line of Credit (up to $250,000) on December 31, 2006, plus any interest on the amounts outstanding as of the date the Line of Credit was entered into at the rate of 10% per annum. Interest on the Line of Credit is payable quarterly and becomes part of the principal amount of the Line of Credit if unpaid at the end of each quarter. The total amount outstanding under Mr. Walters' Line of Credit as of the date of December 31, 2006 was $0. In the event of default under the Line of Credit, which includes the failure of DCII to pay the Line of Credit when due, DCII's filing for bankruptcy, or the deterioration of the financial condition of DCII causing Mr. Walters to deem DCII insecure, the amount of unpaid principal and interest shall bear interest at the rate of 13% per annum until such time as it is paid. Mr. Walters' Line of Credit agreement with DCII terminated on December 31, 2006.

In November 2005, the Company agreed to issue an aggregate of 8,283,334 shares of common stock, to two entities, 4,141,667 shares to MEL
Enterprises, Ltd., beneficially owned by Keith Moore, a Director of the Company and 8,283,334 shares to Monarch Bay Capital Group, LLC, beneficially owned by David Walters, our Chairman and Chief Financial Officer, in connection with the Company's acquisition of DCII.

An amount of $22,800 was owed to Mr. Moore at December 31, 2005 for services rendered to SDG. This amount was non-interest bearing, unsecured, and due on demand. The Company repaid this amount in March 2006.

Both Mr. Walters and Mr. Moore entered into Independent Contractor Agreements with DCII on February 1, 2005 (each a "Contractor Agreement" and collectively the "Contractor Agreements"). Mr. Moore's Contractor Agreement provides for him to serve DCII in the capacity of Secretary and Director and Mr. Walters' Contractor Agreement provides for him to serve DCII in the capacity of Chief Executive Officer. The Contractor Agreements were renewed on February 1, 2006 and expire December 31, 2008. The Contractor Agreements renew thereafter on an annual basis unless terminated by either party. Either of the Contractor Agreements may be terminated upon the breach of a term of either Contractor Agreement, which breach remains uncured for thirty (30) days or by either party, for any reason with thirty
(30) days written notice. The Contractor Agreements contain confidentiality clauses and work for hire clauses. The Contractor Agreements provide that neither Mr. Walters nor Mr. Moore are employees of DCII. Mr. Walters and Mr. Moore are entitled to be paid $10,000 per month under the Contractor
Agreements.   The Company paid $350,000 and $170,000 (including $40,000
outstanding as of December 31, 2004) during the years ended December 31, 2006 and 2005, respectively, related to the Contractor Agreements. Amounts owed by the Company totaled $0 and $110,000 at December 31, 2006 and 2005, respectively.

The Company also paid $25,000 to both Mr. Moore and Mr. Walters during 2006 for other consultation services which were outside of the scope of the Independent Contractor Agreements described above.

In March 2006, the Company entered into an agreement with Monarch Bay Management Company, L.L.C. ("MBMC") for chief financial officer services. David Walters, our Chairman and Chief Financial Officer, and Keith Moore, our director, each are members of, and beneficially own 50% of the ownership interests in, MBMC. Under the chief financial officer services agreement with MBMC, the Company is obligated to pay MBMC a monthly fee of $5,000 in cash. The Company also reimburses MBMC for certain expenses in connection with providing services to the Company. The initial term of the agreement expires on March 31, 2007 and renews thereafter on an annual basis unless terminated by either party. To date, no services have been provided under this agreement, accordingly, no amounts were paid to MBMC and/or accrued as of and for the year ended December 31, 2006. The Company expects that services provided under this agreement will commence in March 2007.

On December 20, 2006, MBMC loaned $95,000 to DCII at 10% per annum. The principal balance of loan was repaid in full on December 28, 2006 and accrued interest expense totaled $208 as of December 31, 2006. On February 5, 2007, MBMC loaned $125,000 to DCII at 10% per annum. The principal balance of the loan was repaid in full on February 8, 2007. On February 5, 2007, MBMC also loaned $70,000 to the Company at 10% per annum. The principal balance of the loan was repaid in full on February 15, 2007.

In March 2006, DCII made a $7,500 payment to a vendor on behalf of Monarch Bay Associates, L.L.C. ("MBA"). David Walters, our Chairman and Chief Financial Officer, and Keith Moore, our director, each are members of, and
beneficially own 50% of the ownership interests in MBA.     The amount is
non-interest bearing and owed to the Company as of December 31, 2006. The Company received payment in full in March 2007.

In December 2006, DCI made two payments totaling $33,502 to vendors on behalf of Solana Technologies, Inc. ("STI"). At the time of the payments, David Walters, our Chairman and Chief Financial Officer, was Chairman and Chief Executive Officer of STI and beneficially owned a majority of the outstanding common stock of STI. The amounts were non-interest bearing. The Company received payment in full in December 2006. On January 2, 2007, the Company purchased office equipment totaling $1,244 from STI.

On August 4, 2006, DCI borrowed $150,000 from BounceGPS, Inc. ("BounceGPS") at 10% per annum. At the time of the loan, David Walters, our Chairman and Chief Financial Officer, was the Chairman and Chief Executive Officer of the parent company of BounceGPS and beneficially owned a majority of the outstanding common stock of such parent company. The principal balance was repaid in full on September 11, 2006. On October 4, 2006, the Company borrowed $18,000 from the same related company. The principal balance was repaid in full on October 11, 2006. On October 5, 2006, DCII borrowed $95,000 from the same related company. The principal balance was repaid in full on October 11, 2006. DCII also borrowed $220,000 during late October and early November 2006 from the same related company. The entire outstanding balance of $220,000 was repaid on November 8, 2006. Interest payments of $636 were made during 2006 and accrued interest totaled $1,899 as of December 31, 2006

During 2006, DCI and DCII paid $1,361 and $27,395, respectively, to DataLogic International, Inc. for various services including accounting, payroll, human resource, and other administrative duties. Mr. Moore, our Director, is the Chairman and Chief Executive Officer of DataLogic International, Inc.

On November 8, 2005, DCII and DCI entered into a Factoring and Security Agreement to sell accounts receivables to Systran Financial Services Corporation ("Systran"). All of DCII's and DCI's accounts receivable are pledged as collateral under this agreement. In addition, David Walters and Keith Moore have personally guaranteed $500,000 of the total available facility. Mr. Walters and Mr. Moore did not receive any compensation for this personal guarantee in 2006 or 2005.

We have entered into an indemnification agreement with each of Mr. Walters, Mr. Moore and Joel Williams, our Chief Executive Officer. We will indemnify them to the fullest extent permitted by law if they become a party to or witness or other participant in, or are threatened to be made a party to or witness or other participant in, any threatened, pending or completed claim by reason of (or arising in part out of) any event or occurrence related to the fact that they are or were a director, officer, employee, agent or fiduciary of ours, or any subsidiary of ours, or they are or were serving at our request as a director, officer, employee, agent or fiduciary of another corporation, partnership, joint venture, trust or other enterprise, or by reason of any action or inaction on their part while serving in such capacity against any and all expenses, judgments, fines, penalties and amounts paid in settlement and any federal, state, local or foreign taxes imposed on them as a result of the actual or deemed receipt of any indemnification payments made by us to or on their behalf. We are entitled to reimbursement of any advance indemnification payments that we make to or on their behalf if, when and to the extent that a disinterested director, group of disinterested directors or independent legal counsel determines that they would not be permitted to be so indemnified under applicable law. We are not obligated to indemnify them for the following:

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

As part of our focus on growing profitable operations, we decided to discontinue and dispose of certain operations which we determined did not demonstrate suitable growth or profitability prospects. On December 15, 2005, we completed the disposition of all of the outstanding capital stock of Marathon Healthcare Corporation to Macdonald Tudeme and Marguerite Tudeme, the former controlling shareholders of the Company. At the time of the disposition, Marathon's assets included substantially all of the corporate names, business, operations, assets, properties, intellectual properties, trademarks, service marks, trade names, uniform resource locators, telephone numbers, and good will of the Company and its subsidiaries (other than DCII and DCI). These assets included all of the operations of the Company's former operating subsidiaries MT Marketing Int.

Corp and Abundant Healthcare, Inc. In exchange for all of the outstanding capital stock of Marathon and a payment to the Tudemes of $80,442, of which $50,000 was paid as of December 31, 2006, the Company received from the Tudemes 396,569 shares of the Company's Common Stock. In connection with the disposition of Marathon, we also (a) assumed and released the Tudemes from certain liabilities and (b) pledged to Marathon 222,223 shares of our Common Stock as collateral to secure the performance and payment of a promissory note in the amount of $257,038 payable to Lisa Stern originally entered into as part of the Company's purchase of a former operating subsidiary. If we fail to pay any principal of or interest on the note when due, we will be in default of our obligations and Marathon will be able to retain and sell the pledged Common Stock to satisfy our obligations.

ITEM 13. EXHIBITS

The exhibits required by Item 601 of Regulation S-B are identified below and attached hereto or incorporated by reference as noted in the list.

  3.1(1)       Articles of Incorporation
  3.2(2)       Articles of Amendment to Articles of Incorporation
  3.3(3)       Articles of Amendment to Articles of Incorporation
  3.4(4)       Articles of Amendment to Articles of Incorporation
  3.5(11)      Amended and Restated Bylaws
  4.1(11)      2005 Stock Incentive Plan.
  10.1(5)      Securities Purchase Agreement dated August 31, 2004
  10.2(5)      Callable Secured Convertible Note with AJW Partners, LLC,
               dated August 31, 2004
  10.3(5)      Callable Secured Convertible Note with AJW Offshore, Ltd., dated August 31, 2004
  10.4(5)      Callable Secured Convertible Note with AJW Qualified
               Partners, LLC, dated August 31, 2004
  10.5(5)      Callable Secured Convertible Note with New Millennium
               Capital Partners II, LLC, dated August 31, 2004
  10.6(5)      Stock Purchase Warrant with AJW Partners, LLC, dated August
               31, 2004
  10.7(5)      Stock Purchase Warrant with AJW Offshore, Ltd., dated August
               31, 2004
  10.8(5)      Stock Purchase Warrant with AJW Qualified Partners, LLC,
               dated August 31, 2004
  10.9(5)      Stock Purchase Warrant with New Millennium Capital Partners
               II, LLC, dated August 31, 2004
  10.10(5)     Registration Rights Agreement dated August 31, 2004
  10.11(5)     Security Agreement dated August 31, 2004
  10.12(5)     Intellectual Property Security Agreement dated August 31,
               2004
  10.13(5)     Guarantee and Pledge Agreement dated August 31, 2004
  10.14(6)     Modification of Loan Agreement with SBA
  10.15(6)     Amended and Restated Note with SBA
  10.16(7)     Share Exchange and Reorganization Agreement with iTech
  10.17(7)     Securities Purchase Agreement (November 4, 2005)
  10.18(7)     Callable Secured Convertible Note with AJW Partners, LLC,
               dated November 4, 2005
  10.19(7)     Callable Secured Convertible Note with AJW Offshore, Ltd., dated November 4, 2005
  10.20(7)     Callable Secured Convertible Note with AJW Qualified
               Partners, LLC, dated November 4, 2005
  10.21(7)     Callable Secured Convertible Note with New Millennium
               Capital Partners II, LLC, dated November 4, 2005
  10.22(7)     Stock Purchase Warrant with AJW Partners, LLC, dated
               November 4, 2005

  10.23(7)     Stock Purchase Warrant with AJW Offshore, Ltd., dated
               November 4, 2005
  10.24(7)     Stock Purchase Warrant with AJW Qualified Partners, LLC,
               dated November 4, 2005
  10.25(7)     Stock Purchase Warrant with New Millennium Capital Partners
               II, LLC, dated November 4, 2005
  10.26(7)     Registration Rights Agreement, dated November 4, 2005
  10.27(7)     Intellectual Property Security Agreement, dated November 4,
               2005
  10.28(7)     Security Agreement, dated November 4, 2005
  10.29(7)     Spinoff Agreement
  10.30(7)     Security Agreement (with Marathon)
  10.31(7)     Stock Purchase Agreement (November 7, 2005 - with Drug
               Consultants, Inc.)
  10.32(7)     Secured Promissory Note with Drug Consultants
  10.33(7)     Stock Pledge Agreement with Drug Consultants
  10.34(7)     Factoring and Security Agreement (to sell accounts
               receivables to Systran Financial Services Corporation)
  10.35(13)    First Amendment to Factoring Agreement
  10.36(7)     Letter Agreement (states that the Company is not in default under 2005 securities purchase agreement unless defaults
               under 2004 securities purchase agreement)
  10.37(7)     Working Capital Line of Credit (DCII) with David Walters
  10.38(7)     Working Capital Line of Credit (DCII) with Keith Moore
  10.39(7)     Working Capital Line of Credit (SDG) with Keith Moore
  10.39(11)    Indemnification Agreement with David Walters
  10.40(11)    Indemnification Agreement with Keith Moore
  10.45(14)    Indemnification Agreement with Joel Williams
  10.41(8)     Amendment No. 1 to Securities Purchase Agreement
  10.42(11)    Amendment No. 2 to Securities Purchase Agreement
  10.42(14)    Amendment No. 3 to Securities Purchase Agreement
  10.42        Amendment No. 4 to Securities Purchase Agreement
  10.43(9)     Employment Agreement with David Walters
  10.44(9)     Letter Agreement with Monarch Bay Management Company
  10.48(14)    Employment Agreement with Joel Williams
  16.1(10)     Letter from Clyde Bailey P.C. dated June 20, 2005
  21.1         Subsidiaries of Registrant
  31.1         Certification of Principal Executive Officer pursuant to
               Rules 13a-14 and 15d-14 promulgated under the Securities
               Exchange Act of 1934
  31.2         Certification of Principal Financial Officer pursuant to
               Rules 13a-14 and 15d-14 promulgated under the Securities
               Exchange Act of 1934
  32.1         Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Filed as Exhibits to the report on Form 8-K filed on November 14, 2005 and incorporated herein by reference.
(8) Filed as an Exhibit to the report on Form 8-K filed on February 24, 2006 and incorporated herein by reference.
(9) Filed as an Exhibit to the report on Form 8-K filed on March 27, 2006 and incorporated herein by reference.
(10) Filed as an Exhibit to the report on Form 8-K filed on June 21, 2005 and incorporated herein by reference.
(11) Filed as an Exhibit to the report on Form 10-KSB filed on May 19, 2006 and incorporated herein by reference.
(12) Filed as an Exhibit to the report on Form 10-QSB filed on August 9, 2006 and incorporated herein by reference.
(13) Filed as an Exhibit to the report on Form 8-K filed on September 7, 2006 and incorporated herein by reference.
(14) Filed as an Exhibit to the report on Form 10-QSB filed on November 14, 2006 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------

  The aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $63,621 and $40,000, respectively.

Audit Related Fees
------------------
  There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2006 and 2005.

Tax Fees
--------
  For the fiscal years ended December 31, 2006 and December 31, 2005, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees
--------------
  None.

                                 SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Juan Capistrano, California, on March 30, 2007.


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

NAME                          TITLE                         DATE


/s/ David Walters             Chief Financial Officer,      March 30, 2007
----------------------        and Chairman
David Walter

/s/ Keith Moore               Director and Secretary        March 30, 2007
----------------------
Keith Moore