Form 10QSB
period 2007-03-31
MONARCH STAFFING, INC.
filed 2007-05-14
CIK 1177326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM TO

COMMISSION FILE NUMBER 000-49915

Monarch Staffing, Inc.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

Nevada	88-0474056
(STATE OF OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

30950 Rancho Viejo Rd. #120, San Juan Capistrano, CA. 92675
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(949) 260-0150
(ISSUER’S TELEPHONE NUMBER)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐ No ☒

The registrant had 10,060,078 shares of common stock outstanding as of May 4, 2007.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH STAFFING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2007	2006
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$2	$1
Accounts receivable, net	1,322,441	1,300,060

Total Current Assets	1,322,443	1,300,061

OTHER ASSETS

Deposits and other receivables	29,109	75,006
Goodwill	1,245,481	1,245,481

Total Other Assets	1,274,590	1,320,487

TOTAL ASSETS	$2,597,033	$2,620,548

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$534,578	$491,990
Accounts payable - related party	133,925	30,167
Accrued expenses	371,577	418,851
Accrued interest	327,212	266,670
Factoring liability	519,025	579,780
Notes payable - current portion	60,446	59,401

Total Current Liabilities	1,946,763	1,846,859

LONG-TERM DEBT

Derivatives	268,651	175,046
Notes payable	104,768	120,277
Callable secured convertible notes payable (net of debt discount of $1,323,321 and $1,527,352, respectively)	1,749,873	1,547,648

Total Long-Term Debt	2,123,292	1,842,971

Total Liabilities	4,070,055	3,689,830

STOCKHOLDERS' (DEFICIT)

Common stock, $.001 par value; 400,000,000 shares authorized, 9,961,384 and 9,862,691 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	9,962	9,863
Additional paid-in capital	(435,009)	(461,333)
Accumulated deficit	(1,047,975)	(617,812)

Total Stockholders' (Deficit)	(1,473,022)	(1,069,282)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$2,597,033	$2,620,548

The acompanying notes are an integral part of these unaudited consolidated financial statements.

MONARCH STAFFING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the 3 Months Ended
	March 31,
	2007	2006

REVENUES	$1,897,940	$1,913,567

COST OF REVENUES	1,546,958	1,599,705

GROSS PROFIT	$350,982	$313,862

OPERATING EXPENSES

Salaries and wages (including stock compensation expense)	178,215	31,709
Consulting	81,979	76,278
Professional fees	32,549	39,284
General and administrative	95,292	141,755
Bad debt expense	75	880

Total Operating Expenses	388,110	289,906

INCOME (LOSS) FROM OPERATIONS	(37,128)	23,956

OTHER INCOME (EXPENSE)

Interest income	-	835
Gain (loss) on derivative valuation	(93,605)	(294,373)
Interest expense	(299,431)	(300,857)

Total Other Income (Expense)	(393,036)	(594,395)

INCOME (LOSS) BEFORE INCOME TAXES	(430,163)	(570,439)

Provision for income taxes	-	-

NET INCOME (LOSS)	$(430,163)	$(570,439)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.04)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	9,942,742	9,862,691

The acompanying notes are an integral part of these unaudited consolidated financial statements.

MONARCH STAFFING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' (Deficit)
For the Period Ended March 31, 2007

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance, December 31, 2005	9,862,691	$9,863	$(583,553)	$248,640	$(325,050)

Valuation of Stock Options	-	-	122,220	-	122,220

Net loss for the yea ended December 31, 2006	-	-	-	(866,452)	(866,452)

Balance, December 31, 2006	9,862,691	$9,863	$(461,333)	$(617,812)	$(1,069,282)

Valuation of Stock Options	-	-	24,617	-	24,617

Issuance of common stock for note conversions	98,693	99	1,707	-	1,806

Net loss for the 3 months ended March 31, 2007	-	-	-	(430,163)	(430,163)

Balance, March 31, 2007 (unaudited)	9,961,384	$9,962	$(435,009)	$(1,047,975)	$(1,473,022)

The acompanying notes are an integral part of these unaudited consolidated financial statements.

MONARCH STAFFING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(430,163)	$(570,439)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization of debt discount	204,031	201,073
(Gain)/loss on valuation of derivatives	93,605	294,373
Non-cash stock option expense	24,617	13,248
Changes in operating assets and liabilities (increase) decrease in:
(Increase)/decrease in accounts receivable	(22,381)	(903,725)
(Increase)/decrease in other assets	45,897	(20,863)
Increase/(decrease) in accounts payable	13,346	(182,448)
Increase/(decrease) in accrued expenses and other current liabilities	13,268	(49,955)

Net Cash Provided by (Used in) Operating Activities	(57,780)	(1,218,735)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments made on notes payable	(14,464)	(308,493)
Net advances from factored receivables	(60,755)	382,719
Proceeds from related party note	133,000	-
Proceeds received on convertible debt	-	425,000

Net Cash Provided by (Used in) Financing Activities	57,781	499,226

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(719,509)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1	1,041,433

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2	$321,924

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$5,504	$6,336
Income taxes	$-	$-

The acompanying notes are an integral part of these unaudited consolidated financial statements.

MONARCH STAFFING, INC. AND SUBSIDIARIES
Notes To Consolidated Financials Statements (Unaudited)

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2006 have been reclassified to conform to the three months ended March 31, 2007 presentation.

NOTE 2 – STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004),  “Share-Based Payment” ("SFAS 123(R)") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.  SFAS 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" for periods beginning in fiscal 2006.  In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements for the three months ended March 31, 2007 and 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company's consolidated statement of operations for the three months ended March 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rate for the three months ended March 31, 2007 and 2006, was approximately 0% and was based on historical forfeiture experience.  The estimated pricing term of option grants for the three months ended March 31, 2007 and 2006 was 5.0 years.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.  Due to the Company's loss position, there were no such tax benefits during the three months ended March 31, 2007 and 2006.  Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

The fair value calculations are based on the following assumptions for the three months ended March 31, 2006 (there were no stock options grants during the 3 months ended March 31, 2007):

2006
Risk-free interest rate	4.47% - 5.12%
Expected life of the options	5.00 yrs
Expected volatility	461% - 497%
Expected dividend yield	0

The following table summarizes stock-based compensation expense related to stock options plans under SFAS 123(R) for the three months ended March 31, 2007 and 2006 which was allocated as follows:

	Three Months Ended March 31, 2006
	SFAS No. 123R	ABP Opinion No. 25

Net income (loss)	$(570,439)	$(557,191)

Net income (loss) per share	$(0.06)	$(0.06)

	Three Months Ended March 31, 2007
	SFAS No. 123R	APB Opinion No. 25

Net income (loss)	$(430,163)	$(405,546)

Net income (loss) per share	$(0.04)	$(0.04)

A summary of option activity under the Company's stock equity plans during the three months ended March 31, 2007 is as follows:

	Number of Shares(In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(in Years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at December 31, 2006	932	$0.63
Granted	-	$0.00
Forfeited	-	$0.00
Exercised	-	$0.00
Outstanding at March 31, 2007	932	$0.63	4.07	$590

Vested and expected to vest at March 31, 2007	430	$0.64	4.28	$274

Exercisable at March 31, 2007	430	$0.64	4.28	$274

The per share weighted average fair value of options granted during the three months ended March 31, 2007 and 2006 were $0 and $0.72, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $ 0 and $ 0, respectively, as there we no options exercised during those periods.  As of March 31, 2007, total unrecognized forfeiture adjusted compensation costs related to nonvested stock options was $184,381, which is expected to be recognized as an expense over a weighted average period of approximately 1.45 years.

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

NOTE 3 -   NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period.  Diluted net income (loss) per common share reflects the effects of potentially dilutive common stock – based equity instruments.  Common stock equivalents, consisting of employee stock options of 931,589 and stock warrants, of 315,277 have been considered but have not been included in the calculations of diluted net income (loss) per common share because the effect of these instruments was anti-dilutive for the periods presented.

	March 31,
	2007	2006

Numerator - Net income (loss)	$(430,163)	$(570,439)

Denominator - weighted average number of shares outstanding	9,942,742	9,862,691

Net income (loss) per share	$(0.04)	$0.06)

NOTE 4 -   GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit of $1,047,975 at March 31, 2007 and a net loss of $430,163 for the three months ended March 31, 2007.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

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

On January 25, 2006, the Company received notice from the Internal Revenue Service (the “IRS”) that the IRS had concluded that the Company’s subsidiary (DCI) was a third-party payer to and thus employer of a pharmacist who provided services to DCI’s client, the California Department of Corrections.  Although the IRS notice applies only to the case of the individual pharmacist, if unchanged, it could require DCI to classify other pharmacists and nurses in its registry who provide services to DCI’s clients as employees of DCI.  Accordingly, compensation payable to such pharmacists and nurses would be subject to federal income tax withholding, Federal Insurance Contributions Act (FICA) tax, and Federal Unemployment Tax Act (FUTA) tax.   This result would have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company disagrees with the conclusion of the IRS notice, believes that the pharmacist in question was properly classified as an independent contractor and is in the process of contesting the conclusion of the IRS.

On June 5, 2006, Phillip Evans, a former contractor of DCI, filed a complaint in the Superior Court of California (Riverside County) against DCI.  The complaint alleges, among other things, libel and unfair business practices, and seeks general special and punitive damages of $2,170,000.  The Company believes the claims are without merit and is contesting the suit.

NOTE 6 – RELATED PARTY TRANSACTIONS

As part of the Spin-off Agreement as described in Note 1 and Note 7 of the Company’s annual financial statements filed in its December 31, 2006 Annual Report on Form 10-KSB, a remaining amount of $30,441 is owed by the Company to the former controlling shareholders of the Company. The amount is non-interest bearing, unsecured, and payable on demand.

In November 2005, the Company agreed to issue an aggregate of 8,283,334 shares of common stock, to two entities, 4,141,667 shares to MEL Enterprises, Ltd., beneficially owned by Keith Moore, a Director of the Company and 4,141,667 shares to Monarch Bay Capital Group, LLC, beneficially owned by David Walters, our Chairman and Chief Financial Officer, in connection with the Company's acquisition of DCII.

Both Mr. Walters and Mr. Moore entered into Independent Contractor Agreements with DCII on February 1, 2005 (each a "Contractor Agreement" and collectively the "Contractor Agreements"). Mr. Moore's Contractor Agreement provides for him to serve DCII in the capacity of Secretary and Director and Mr. Walters' Contractor Agreement provides for him to serve DCII in the capacity of Chief Executive Officer. The Contractor Agreements were renewed on February 1, 2006 and expire December 31, 2008.  The Contractor Agreements renew thereafter on an annual basis unless terminated by either party. Either of the Contractor Agreements may be terminated upon the breach of a term of either Contractor Agreement, which breach remains uncured for thirty (30) days or by either party, for any reason with thirty (30) days written notice. The Contractor Agreements contain confidentiality clauses and work for hire clauses. The Contractor Agreements provide that neither Mr. Walters nor Mr. Moore are employees of DCII. Mr. Walters and Mr. Moore are entitled to be paid $10,000 per month under the Contractor Agreements.   The Company paid $60,000 and $170,000 (including $110,000 outstanding as of December 31, 2005) during the three months ended March 31, 2007 and 2006, respectively, related to the Contractor Agreements.  Amounts owed by the Company totaled $0 and $0 at March 31, 2007 and December 31, 2006, respectively.  In February 2006, the Company also paid Mr. Walters and Mr. Moore a consulting fee of $25,000 each for additional consulting services outside the scope of the above agreements.  On May 11, 2007, these agreements were terminated by mutual consent.

In March 2006, the Company entered into an agreement with Monarch Bay Management Company, L.L.C. ("MBMC") for chief financial officer services. David Walters, our Chairman and Chief Financial Officer, and Keith Moore, our director, each are members of, and each beneficially owns 50% of the ownership interests in, MBMC. Under the chief financial officer services agreement with MBMC, the Company is obligated to pay MBMC a monthly fee of $5,000 in cash.  The Company also reimburses MBMC for certain expenses in connection with providing services to the Company. The initial term of the agreement expires on March 31, 2007 and renews thereafter on an annual basis unless terminated by either party.  Services provided under this agreement commenced in March 2007, accordingly, $5,000 was accrued as of March 31, 2007.  No services were provided during 2006, accordingly, no amounts were paid to MBMC and/or accrued as of and for the three months ended March 31, 2006.  On May 11, 2007, this agreement was terminated by mutual consent.

On February 5, 2007, the Company borrowed $195,000 from MBMC pursuant to a working capital line of credit.    Under the terms of working capital line of credit, MBMC may advance up to $500,000 in funding to the Company.  The working capital line of credit is unsecured and bears interest at the rate of 10% of the unpaid principal balance or $150 per month, whichever is greater.  All amounts outstanding under the working capital line of credit are due on or before December 31, 2008.  The Company repaid $125,000 of the principal balance on February 8, 2007 and the remaining principal balance of $70,000 was repaid on February 15, 2007.  On February 22, 2007, the Company borrowed $188,000 from MBMC.   The Company repaid $55,000 during March 2007 and the remaining principal balance of $133,000 remained due and outstanding as of March 31, 2007.  Interest payments relating to the above transactions totaled $103 for the three months ended March 31, 2007.  Accrued interest totaled $1,955 as of March 31, 2007.  On April 10, 2007, the Company repaid the remaining principal balance of $133,000.

On April 25, 2007, the Company borrowed $100,000 from MBMC pursuant to the working capital line of credit.

In March 2006, the Company made a $7,500 payment to a vendor on behalf of Monarch Bay Associates, L.L.C. (“MBA”).  David Walters, our Chairman and Chief Financial Officer, and Keith Moore, our director, each are members of, and each beneficially owns 50% of the ownership interests in MBA.     The amount was non-interest bearing and owed to the Company as of December 31, 2006.  The Company received payment in full in March 2007.

As discussed in Note 6 of the Company’s annual financial statements filed in its December 31, 2006 Annual Report on Form 10-KSB, on November 8, 2005, DCII and DCI entered into a Factoring and Security Agreement to sell accounts receivables to Systran Financial Services Corporation (“Systran”).   David Walters and Keith Moore have personally guaranteed $500,000 of the total available facility.  Mr. Walters and Mr. Moore did not receive any compensation for this personal guarantee in 2006 or 2007.

NOTE 7 – SUBSEQUENT EVENTS

On May 11, 2007, the Company entered into a Support Services Agreement with MBMC.  Under the Support Services Agreement, MBMC will provide the Company with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties.  As a retainer for the services provided by MBMC under the Support Services Agreement, the Company issued to MBMC 5,000 shares of its Series A Preferred Stock.  The Company will also pay to MBMC monthly cash fees of $22,000 for the services.  In addition, MBMC will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to the Company by MBMC and (b) 20% of the savings to the Company from any creditor debt reduction resolved by MBC on behalf of the Company.  The initial term of the Support Services Agreement expires May 11, 2008.

On May 11, 2007, the Company entered into a Placement Agency and Advisory Services Agreement with MBA.  [MBA is a NASD member firm.]  Under the agreement, MBA will act as the Company’s placement agent on an exclusive basis with respect to private placements of the Company’s capital stock and as the Company’s exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions.  As a retainer for the services provided by MBA under the Placement Agency and Advisory Services Agreement, the Company issued to MBA 5,000 shares of its Series A Preferred Stock.  In addition, MBA will receive fees equal to (a) 9% of the gross proceed raised by the Company in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by the Company in connection with the private placement) and (b) 3% of the total consideration paid or received by the Company or stockholders in an acquisition, merger, joint venture or similar transaction.  The initial term of the Placement Agency and Advisory Services Agreement expires May 11, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and the other financial information included elsewhere in this report and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Information Regarding Forward-Looking Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

The forward-looking statements generally include our management's plans and objectives for future operations, including plans, objectives and expectations relating to our future economic performance, business prospects, revenues, working capital, liquidity, ability to obtain financing, generation of income and actions of secured parties not to foreclose on our assets. The forward-looking statements may also relate to our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements generally can be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project,” "may," "should," "could," "seek," "pro forma," "estimate," "continue," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

•	anticipated trends in our financial condition and results of operations (including expected changes in our gross margin and general, administrative and selling expenses);

•	our ability to finance our working capital and other cash requirements;

•	our business strategy for expanding our presence in the markets we serve; and

•	our ability to distinguish ourselves from our current and future competitors.

We do not undertake to update, revise or correct any forward-looking statements. The forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements.

Important factors to consider in evaluating forward-looking statements include:

•	changes in external competitive market factors or in our internal budgeting process that might impact trends in our results of operations;

•	changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the markets; and

•	various other factors that may prevent us from competing successfully in the marketplace.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

Revenues for the three months ended March 31, 2007 were $1,897,940 compared to $1,913,567 for the three months ended March 31, 2006. This is a decrease of $15,627 or 1% and is attributable to a decrease in sales to CDCR for the current period.

Costs of revenues for the three months ended March 31, 2007 were $1,546,958 compared to $1,599,705 for the three months ended March 31, 2006.  This is a decrease of $52,747 or 3% and is attributable to an overall improvement of gross profit margins to 18.5% for the three months ended March 31, 2007 versus 16.4% for the comparable period in the prior year.  This increase is primarily driven by improved pricing from contract renewals which occurred in July 2006.

Based on the above, the Company realized a gross profit for the three months ended March 31, 2007 of $350,982, versus a gross profit for the three months ended March 31, 2006 of $313,862.

Salaries and wages for the three months ended March 31, 2007 were $178,215 compared to $31,709 for the three months ended March 31, 2006. This is an increase of $146,506 or 462% and is attributable to additional headcount including executive management which were not in place in the comparable period in the prior year.

General and administrative expenses for the three months ended March 31, 2007 were $95,292 compared to $141,755 for the three months ended March 31, 2006. This is a decrease of $46,463 or 33% and is attributable to approximately $50,000 of consulting fees incurred during the prior period and not incurred during the current period.

As a result, the Company had an operating loss for the three months ended March 31, 2007 of $37,128 compared to income from operations of $23,956 for the three months ended March 31, 2006.

Other expense for the three months ended March 31, 2007 totaled $393,036 compared to $594,395 for the comparable period in the prior year.  The decrease in expense is attributable to a decrease in the loss on derivative valuations compared to the same period in the prior year.

As a result, our net loss for the three months ended March 31, 2007 was $430,163 versus a net loss of $570,439 for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had negative net working capital of $624,320. Our current assets of $1,322,443 consisted of cash and cash equivalents of $2 and accounts receivable, net of $1,322,441. Our current liabilities of $1,946,763 consisted of accounts payable and accrued expenses of $906,155; a factoring liability of $519,025; accrued interest of $327,212; notes payable, current of $60,446; and, accounts payable related parties of $133,925.

As of March 31, 2007, we had long-term debt of $2,123,292, consisting of $268,651 in derivatives, $3,073,194 outstanding under our convertible secured notes (less debt discount of $1,323,321) and $104,768 in notes payable.

Net cash used in operating activities for the three months ended March 31, 2007 was $57,780, compared to net cash used in operating activities of $1,218,735 for the three months ended March 31, 2006. Our decrease of net cash used in operating activities in 2007 versus the comparable period in the prior year is primarily attributable to a large increase in accounts receivables and a decrease in accounts payable during the three months ended March 31, 2006.  These significant fluctuations were not experienced during the three months ended March 31, 2007.

There was no cash provided by or used in investing activities during the three months ended March 31, 2007 and 2006.

 Net cash provided by financing activities for the three months ended March 31, 2007 totaled $57,781.  We received proceeds of $133,000 from a related party note.  These proceeds were partially offset by payments made on other notes payable and a decrease in net advances from factored receivables.  Net cash provided by financing activities for the three months ended March 31, 2006 totaled $499,226 which includes $425,000 of proceeds from our issuance of convertible secured notes.  Payments made on notes payable totaled $308,493 for the three months ended March 31, 2006.

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with generally accepted accounting principles, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had $1,047,975 in accumulated deficit at March 31, 2007 and a net loss of $430,163 for the three months ended March 31, 2007.  These factors combined raise substantial doubt about the  Company’s ability to continue as a going concern. Our management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

We had an operating cash flow deficit in 2006 as well as the first three months of 2007. We do not currently have enough capital to repay our outstanding convertible secured notes and other liabilities and we may never generate enough revenue to repay the amounts owed. In addition, execution of our acquisition-based growth strategy will require significant additional capital.

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

We currently rely on a working capital line of credit from Monarch Bay Management Company, LLC (“MBMC”) to meet our short-term liquidity needs. David Walters, our Chairman and Chief Financial Officer, and Keith Moore, our director, each are members of, and each beneficially owns 50% of the ownership interests in, MBMC. Under the terms of working capital line of credit, MBMC may advance up to $500,000 in funding to us.  The working capital line of credit is unsecured and bears interest at the rate of 10% of the unpaid principal balance or $150 per month, whichever is greater.  All amounts outstanding under the working capital line of credit are due on or before December 31, 2008.  As of the date hereof, the outstanding principal balance under the working capital line of credit was $100,000.   Although the line of credit provides for total funding of up to $500,000, there can be no assurance that funding from this source will continue to be available, or if such funding is available, that it will be on terms that management deems sufficiently favorable.

Our secured convertible note investors are required to purchase an additional $625,000 principal amount of secured convertible notes and related warrants five days following the date that a registration statement for the resale of the shares of common stock issuable upon conversion of the secured convertible notes and exercise of the warrants is declared effective by the Securities and Exchange Commission and if other conditions are satisfied. There can be no assurance that we will satisfy the conditions to funding or, if we do, that we will do so on a timetable that meets our operational liquidity needs.

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

As of May 4, 2007, we had issued under the two securities purchase agreements:

▪	$3,075,000 aggregate principal amount of secured convertible notes ($1,806 was converted to common stock in March 2007),

▪	Warrants to purchase 5,556 shares of our Common Stock at $40.50 per shares,

▪	Warrants to purchase 143,056 shares of our Common Stock at $9.00 per share, and

▪	Warrants to purchase 166,667 shares of our Common Stock at $4.50 per share.

▪	Warrants to purchase 166,667 shares of our Common Stock at $4.50 per share.

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

▪
Goods, including without limitations, all machinery, equipment, computers, motor vehicles, trucks, tanks, boats, ships, appliances, furniture, special and general tools, fixtures, test and quality control devices and other equipment of every kind and nature and wherever situated;

▪	Inventory (except that the proceeds of inventory and accounts receivable;

▪
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

▪
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

▪
failure to pay any amount of principal or interest on the notes; failure to issue shares to the selling stockholders upon conversion of the notes, and such failure continues for ten days after notification by the note holders;

▪
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

▪	breaches by the Company of any of the convents contained in the notes;

▪	breaches by the Company of any representations and warranties made in the 2005 securities purchase agreement or any related document;

▪	appointment by the Company of a receiver or trustee or makes an assignment for the benefit of creditors;

▪	filing of any judgement against the Company for more than $50,000;

▪	bringing of bankruptcy proceedings against the Company and sugn proceedings are not stayed within sixty days of such proceedings being brought; or

▪	delisting of the Common Stock from the OTC Bulletin Board or equivalent replacement exchange.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts billed to customers upon performance of service.  The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer current creditworthiness, as determined by its review of their current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified.  Accounts receivable are shown net of an allowance for doubtful accounts of $0 at March 31, 2006 and December 31, 2006, respectively. An allowance is established whenever receivables are over 90 days old and the customer has not responded to efforts to reconcile differences. Such receivables are deemed to be uncollectible after 180 days. There were no such receivables for the current year or prior year.

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

Goodwill

The excess of purchase price and related costs over the fair value of net assets of entities acquired is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets , the Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market valuation approach. If the carrying amount of the Company’s reporting units exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of that goodwill. At December 31, 2006 and 2005, the Company performed the annual impairment test and determined there was no impairment of goodwill.

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

Any change in fair value of these instruments will be recorded as non- operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income. The derivative and warrant liabilities are recorded as long-term liabilities in the consolidated balance sheet.

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

RISKS RELATING TO OUR BUSINESS

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

We have historically lost money. As of March 31, 2007, we had $1,047,975 in accumulated deficit. There is a risk that our healthcare staffing services business will fail. If our business plan is not successful, we will likely be forced to curtail or abandon our business plan. If this happens, investors could lose their entire investment in our Common Stock.

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

We currently rely on a working capital line of credit from Monarch Bay Management Company, LLC (“MBMC”) to meet our short-term liquidity needs. David Walters, our Chairman and Chief Financial Officer, and Keith Moore, our director, each are members of, and each beneficially owns 50% of the ownership interests in, MBMC.  Although the line of credit provides for total funding of up to $500,000, there can be no assurance that funding from this source will continue to be available, or if such funding is available, that it will be on terms that management deems sufficiently favorable.

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

WE WILL REQUIRE SIGNIFICANT ADDITIONAL CAPITAL TO REPAY MONIES BORROWED BY US, CONTINUE OUR BUSINESS OPERATIONS AND PURSUE OUR GROWTH STRATEGY.

We have sold $3,075,000 in secured convertible notes and have agreed to sell an additional $625,000 of secured convertible notes to the note investors. We do not currently have enough capital to repay the amounts outstanding under the notes and we may never generate enough revenue to repay the amounts owed. As a result, we could be forced to curtail or abandon our business plan, making any investment in our Common Stock worthless.

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

Assuming the sale of all of our secured convertible notes, we will owe $3,698,194 to the holders of the notes (not including any accrued interest).  We do not currently have enough capital to repay any of these amounts and we may never generate enough revenue to repay the amounts owed. We may be forced to raise additional funds to repay these amounts through the issuance of equity, equity-related or convertible debt securities. The issuance of additional common stock dilutes existing stockholdings. Additionally, in furtherance of our convertible secured note transaction, we may issue additional shares of common stock throughout the term, and accordingly, our stockholders may experience significant dilution. Further procurement of additional financing through the issuance of equity, equity-related or convertible debt securities or preferred stock may further dilute existing stock. The perceived risk of dilution may cause the holders of our secured convertible notes, as well as other holders, to sell their shares, which would contribute to downward movement in the price of your shares. Additionally, if such additional shares are issued, investors would likely experience a devaluing of our Common Stock.

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

▪
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

▪	failure to pay interest and principal payments when due;

▪	a breach of us of any material covenant or term or condition of the secure convertible notes or any agreement made in connection therewith;

▪	a breach by us of any material representation or warranty made in the 2005 securities purchase agreement or in any agreement made in connection therewith;

▪	we make an assignment for the benefit of our creditors, or a receiver or trustee is appointed for us;

▪	the entering of any money judgment, writ or similar process against us or any of our subsidiaries or any of our property or other assets for more than $50,000;

▪	any form of bankruptcy or insolvency proceeding is instituted by or against us; and

▪	our failure to timely deliver shares of Common Stock when due upon conversions of the secured convertible notes.

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

In the 2005 securities purchase agreement relating to our secured convertible notes, we made certain representations and warranties and agreed to certain covenants that are customary for securities purchase agreements. In the event that we breach those representations, warranties or covenants, we will be subject to liquidated damages in the amount of 3% of the outstanding amount of the secured convertible notes, per month, plus accrued and unpaid interest on the notes for such breaches. As of the May 4, 2007, the outstanding amount of the secured convertible notes was $3,073,194. We have not previously been required to pay any liquidated damages, however if we do breach the representations, warranties or covenants, we will be forced to pay liquidated damages to the note holders. If we do not have enough cash on hand to cover the amount of the liquidated damages, we could be forced to sell part or all of our assets, which could force us to scale back our business operations. If this happens, investors would likely experience a devaluing of our Common Stock.

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

We recently have experienced a loss of several of our healthcare professionals who have accepted positions with the CDCR due to a federal court-appointed receiver’s management of the CDCR healthcare delivery system. See “THE COURT-APPOINTED RECEIVER MANAGING THE CDCR’S HEALTHCARE DELIVERY SYSTEM INTENDS TO REDUCE THE CDCR’S UNTILIZATION OF STAFFING SERVICE PROVIDERS LIKE DCI” below.

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

THE COURT-APPOINTED RECEIVER MANAGING THE CDCR’S HEALTHCARE DELIVERY SYSTEM INTENDS TO REDUCE UTILIZATION OF STAFFING SERVICE PROVIDERS LIKE DCI.

In April 2006, a federal court-appointed receiver assumed total control over CDCR’s healthcare delivery system to address the court’s findings of substandard medical care.  Among the receiver’s objectives is to reduce the CDCR’s reliance on staffing service providers like DCI.  Since the receiver’s appointment, DCI has experienced a loss of several of its healthcare professionals who have accepted positions with the CDCR.  We believe that the ongoing implications of the receiver’s management of the CDCR’s healthcare delivery system include lower demand from the CDCR for DCI’s services, higher attrition of our healthcare professionals, increased competition for recruiting healthcare professionals to fill positions with the CDCR and reduced margins for the services we provide the CDCR.  These factors will have a material adverse impact on our results of operations, and could have an adverse effect on the value of our Common Stock, unless we can successfully reduce our dependence on the CDCR and obtain higher margin contracts with other customers.

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

OUR FUTURE ACQUISITIONS, IF ANY, MAY BE COSTLY AND MAY NOT REALIZE THE BENEFITS ANTICIPATED BY US.

We may engage in future acquisitions, which may be expensive and time- consuming and from which we may not realize anticipated benefits. We may acquire additional businesses, technologies, products and services if we determine that these additional businesses, technologies, products and services are likely to serve our strategic goals. We currently have no commitments or agreements with respect to any acquisitions. The specific risks we may encounter in these types of transactions include the following:

▪
Potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial conditions;

▪	The possible adverse impact of such acquisitions on existing relationships with third-party partners and suppliers of services;

▪	The possibility that staff or customers of the acquired company might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships;

▪
The possibility  that the due dilligence process in any such acquisition may not completely identify material issues associated with product quality, intellectual property issues, key personnel issues or legal and financial contingencies; and

▪	Difficulty in integrating acquired operations due to geographical distance, and language and cultural differences.

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

WE HEAVILY DEPEND ON OUR RELATIONSHIPS WITH ENTITIES OWNED BY OUR DIRECTORS

We depend on relationships with MBMC and another entity controlled by David Walters and Keith Moore (our sole directors) for short-term working capital as well as for outsourced financial management, administrative, investment banking and other services.  Accordingly, the success of the Company heavily depends upon our relationships with, and the performance of, these entities.

We currently rely on a working capital line of credit from MBMC.  Although the line of credit provides for total funding of up to $500,000, there can be no assurance that funding from this source will continue to be available, or if such funding is available, that it will be on terms that management deems sufficiently favorable. In addition, any failure to perform adequately the outsourced services could have a material adverse effect on our business and operations and cause us to expend significant resources in finding replacement providers, which could cause the value of our Common Stock to decline or become worthless.

DAVID WALTERS AND KEITH MOORE CAN VOTE AN AGGREGATE OF 88.2% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

David Walters and Keith Moore can vote an aggregate of 13,283,333 shares (or 88.2%) of our outstanding Common Stock. Accordingly, Mr. Walters and Mr. Moore will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. All of our other stockholders are minority stockholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for stockholders to remove Mr. Walters and Mr. Moore as Directors of the Company, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors.

Messrs. Walters and Moore beneficially own 10,000 shares of our Series A Preferred Stock.   The Series A Preferred Stock is convertible into a number of shares of our Common Stock determined by dividing (i) the sum of liquidation preference of such share of Series A Preferred Stock ($100 per share), plus any accrued but unpaid dividends thereon, by (ii) a conversion price equal to (a) at any time prior to November 15, 2007, $0.20 and (b) from and after November 15, 2007,  the lower of (x) $0.20 or (y) 75% of the average of the three lowest intraday trading prices for the Common Stock on a principal market for the 20 trading days before but not including the conversion date.     If converted on May 11, 2007, the Series A Preferred Stock beneficially owned by Messrs. Walters and Moore would be convertible into 5,000,000 shares of our Common Stock based upon a current conversion price of $0.20  The number of shares issuable could prove to be significantly greater in the event the trading price of our Common Stock is less than $0.20 per share on or after November 15, 2007.  Accordingly, the floating conversion price feature of the Series A Preferred Stock could enable Messrs. Walters and Moore to retain substantial voting control of the Company while other existing stockholders experience substantial dilution of their ownership interests.

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

Our quarterly operating results and revenue has historically fluctuated in the past and may do so in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation:

▪	the size and timing of orders from clients;

▪	changes in pricing policies or price reductions by us or our competitors;

▪	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule-making bodies;

▪	our success in expanding our sales and marketing programs;

▪	execution of or changes to Company strategy;

▪	personnel changes; and

▪	general market/economic factors.

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

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTES AND THE WARRANTS MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of May 4, 2007, we had 10,060,078 shares of Common Stock issued and outstanding. We plan to register for resale the shares of Common Stock issuable upon conversion of $3,698,194 of secured convertible notes and related warrants (341,112 shares as of May 4, 2007). As sequential conversions and sales take place, the price of our Common Stock may decline, and as a result, the holders of the secured convertible notes could be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, to the detriment of the investors in this Offering. All of the shares issuable upon conversion of the secured convertible notes and upon exercise of the warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our Common Stock.

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTES AND THE WARRANTS REPRESENT OVERHANG.

In addition, the Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants may represent overhang that may also adversely affect the market price of our Common Stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's Common Stock will decrease, and any additional shares which shareholders attempt to sell in the market will only decrease the share price even more. The secured convertible notes may be converted at a conversion price of $0.02 per share, as of May 4, 2007. Warrants to purchase 5,556 shares of our Common Stock may be exercised at a price of $40.50 per share, warrants to purchase 143,056 shares of our Common Stock may be exercised at a price of $9.00 per share, and warrants to purchase 166,667 shares of our Common Stock may be exercised at $4,50 per share. As of May 4, 2007, the market price for one share of our Common Stock was $0.058. Therefore, the secured convertible notes and warrants may be converted into Common Stock at a discount to the market price, providing holders with the ability to sell their Common Stock at or below market and still make a profit. In the event of such overhang, holders will have an incentive to sell their Common Stock as quickly as possible. If the share volume of the Company's Common Stock cannot absorb the discounted shares, the market price per share of our Common Stock will likely decrease.

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

Our existing stockholders will experience substantial dilution of their investment upon conversion of the secured convertible notes and exercise of the warrants by the holders thereof. The secured convertible notes are convertible into shares of our Common Stock at the lesser of $0.90 or 50% of the average of the three lowest trading prices of our Common Stock during the 20 trading day period ending one trading day before the date that a holder sends us a notice of conversion. If converted on May 4, 2007, the secured convertible notes would be convertible into approximately 200,343,350 shares of Common Stock based upon a conversion price of $0.02. The number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our Common Stock that would cause dilution to our existing stockholders. The sale of shares of Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants may adversely affect the market price of our Common Stock. As sequential conversions and sales take place, the price of our Common Stock may decline and if so, the holders of secured convertible notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders. Additionally, there are no provisions in the 2005 securities purchase agreement, the secured convertible notes, the warrants, or any other document which restrict the holders' ability to sell short our Common Stock, which they could do to decrease the price of our Common Stock and increase the number of shares they would receive upon conversion and thereby further dilute other stockholders.

The following is an example of the amount of shares of our Common Stock that are issuable upon conversion of the secured convertible notes based on conversion prices that are 25%, 50% and 75% below the conversion price as of May 4, 2007 of $0.02.

Percentage Below Conversion Price as of May 4, 2007 Estimated

Percentage Below Conversion Price As of May 4, 2007	Estimated Conversion Price	Approximate Number of Shares Issuable (1)	% of Outstanding Common Stock (1,2)
25%	$0.015	267,124,467	96.37%
50%	$0.010	400,686,701	97.55%
75%	$0.005	801,373,401	98.76%

(1) Includes shares of Common Stock issuable upon conversion of the secured convertible notes. Does not include 341,112 shares of Common Stock issuable upon exercise of outstanding warrants.

(2) As of May 4, 2007, we had 10,060,078 shares of Common Stock issued and outstanding.

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

WE MUST SATISFY CERTAIN CONDITIONS BEFORE THE INVESTORS ARE OBLIGATED TO PURCHASE THE REMAINING SECURED CONVERTIBLE NOTES AND WARRANTS.

As of May 4, 2007, we had issued to the secured convertible note investors $3,073,194 aggregate principal amount of secured convertible notes, warrants to purchase 5,556 shares of our Common Stock at $40.50 per share, warrants to purchase 143,056 shares of our Common Stock at $9.00 per share, and warrants to purchase 166,667 shares of our Common Stock at $4.50 per share. The investors are required to purchase an additional $625,000 principal amount of secured convertible notes and warrants to purchase 2,222 shares of our Common Stock at $40.50 per share and warrants to purchase 23,611 shares of Common Stock at $9.00 per share five days following the date that the registration statement for the resale of the shares of common stock issuable upon conversion of the secured convertible notes and exercise of the warrants is declared effective by the Securities and Exchange Commission and conditioned upon certain other conditions, including: (i) the Company's representations and warranties contained in the 2005 securities purchase agreement being true and correct in all material respects on the date when made and as of the date of such purchase; (ii) the Company having performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by the 2005 agreement; (iii) there being no litigation, statute, rule, regulation, executive order, decree, ruling or injunction that has been enacted, entered, promulgated or endorsed by or in any court or government authority of competent jurisdiction or any self-regulatory organization having requisite authority which prohibits the transactions contemplated by the 2005 agreement; (iv) no event having occurred which could reasonably be expected to have a material adverse effect on the Company; and (v) the shares of Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants having been authorized for quotation on the OTC Bulletin Board and trading in our Common Stock on the OTC Bulletin Board having not been suspended by the Securities and Commission or the OTC Bulletin Board.

If the registration statement is not declared effective within the agreed- upon time frame or we fail to satisfy these additional conditions, the investors have no obligation to purchase the remaining secured convertible notes and warrants. If the investors do not purchase the remaining secured convertible notes and warrants, the Company may be required to curtail or abandon its business plan, which would decrease the value of our Common Stock.

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

Under the terms of the secured convertible notes, any sale, conveyance or disposition of all or substantially all of the assets of the Company in which more than 50% of the voting power of the Company is disposed of, or the consolidation, merger or other business combination of the Company with or into any other entity when the Company is not the survivor shall either: (i) be deemed to be an event of default under the notes which could cause the Company to pay substantial penalties, or (ii) require the Company to get written approval by the successor entity that such successor entity assumes the obligations of the secured convertible notes. Additionally, if the Company makes any issuance of shares of Common Stock, options for shares of Common Stock, or issues any additional convertible notes for consideration less than the conversion price then in effect, the conversion price of the secured convertible notes will become the price the shares or options were issued for or the price the additional convertible notes will be convertible for. If the Company is forced to pay penalties under the secured convertible notes or the conversion price of the notes is decreased substantially, the Company could be forced to curtail its business operations or issue more shares of Common Stock, which would have a dilutive effect on the then shareholders.

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

Our Common Stock is considered a "penny stock" as defined in Rule 3a51-1 promulgated by Commission under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's Rule 15g-9 regarding penny stocks impose additional sales practice requirements on broker- dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our Common Stock should they wish to do so, because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the "penny stock" rules, the market liquidity for our Common Stock may be adversely affected by limiting the ability of broker-dealers to sell our Common Stock and the ability of purchasers to resell our Common Stock. Additionally, the value of the Company's securities may be adversely affected by the "penny stock" rules, because of the additional disclosures required by broker-dealers, which take additional time and effort from broker-dealers, decreasing the likelihood that broker-dealers will sell the Company's Common Stock. This may in turn have an adverse effect on the liquidity of the Company's securities which in turn could adversely affect the price of the Company's securities.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules  13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by the Exchange Act Rules  13a-15(b) and 15d-15(b).

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective, due to the identification of the material weaknesses in internal control over financial reporting described below.  Notwithstanding the material weaknesses described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the preparation of our 2006 consolidated financial statements, we have identified the following control deficiencies, which represent material weaknesses in the Company’s internal control over financial reporting as of December 31, 2006 and as of March 31, 2007:

•
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

•
We did not maintain effective controls with respect to reviewing and authorizing related party transactions during the 2006 fiscal year.  Specifically, our control procedures did not prevent the Company from making payments on behalf of other related parties.  Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Management’s Remediation Initiatives

     During the second quarter of 2007, we plan to remediate these material weaknesses as follows:

•
We assessed the organization of our accounting personnel and the technical expertise within the accounting function. We plan to appoint a new Chief Financial Officer in order to increase our depth of experience in generally accepted accounting principles and guidelines required by the Securities and Exchange Commission.

•
We plan to add an independent director to the Company’s board of directors.  This independent director will approve all related party transactions prior to occurring and ensure appropriate preventative controls are in place.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2007, we issued 5,000 shares of our newly designated Series A Preferred Stock to each of Monarch Bay Management Company, LLC (“MBMC”) and Monarch Bay Associates, LLC (“MBA”) as retainer payments under service agreements with the entities.  David Walters, our Chairman and Chief Financial Officer, and Keith Moore, our director, each are members of, and each beneficially owns 50% of the ownership interests in each of MBMC and MBA.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the issuance did not involve a public offering.

The terms of the Series A Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, the most significant of which are as follows:

Dividends.  Holders of shares of Series A Preferred Stock are entitled to receive cumulative dividends in an amount equal to $6.00 per share per annum.

Liquidation Preference.  The Series A Preferred Stock ranks senior to our Common Stock with respect to payment of dividends and amounts upon any liquidation, dissolution or winding up of the Company.  The liquidation preference of the Series A Preferred Stock is $100 per share.

Redemption.  The Series A Preferred Stock is not redeemable.

Conversion.    Each holder of Series A Preferred Stock has the right to convert its shares of Series A Preferred Stock into a number of shares of our Common Stock determined by dividing (i) the sum of liquidation preference of such share of Series A Preferred Stock, plus any accrued but unpaid dividend thereon, by (ii) a conversion price equal to (a) at any time prior to November 15, 2007, $0.20 and (b) from and after November 15, 2007,  the lower of (x) $0.20 or (y) 75% of the average of the three lowest intraday trading prices for the Common Stock on a principal market for the 20 trading days before but not including the conversion date.  Accordingly, there is in fact no limit on the number of shares into which the Series A Preferred Stock may be converted.
.
The conversion price is proportionately increased or decreased in the event of a reverse stock split or forward stock split, respectively.  The conversion price is also adjusted in the event the Company effects a consolidation, merger or sale of substantially all its assets (which may also be treated as an event of default) or if the Company declares or makes any distribution of its assets (including cash) to holders of its Common Stock.

The Series A Preferred Stock contains a provision whereby no holder is able to convert any shares of Series A Preferred Stock into shares of our Common Stock, if such conversion would result in beneficial ownership by the holder and its affiliates of more than 4.99% of our then outstanding shares of Common Stock.  This provision has been waived by each of MBMC and MBA.

Voting Rights. In addition to any voting rights provided by law, each holder of Series A Preferred Stock has the right to vote on all matters before the common stockholders on an as-converted basis voting together with the common stockholders as a single class.

Protective Provisions.   So long as 50% of the issued Series A Preferred Stock are outstanding, we are not permitted to take any of the following corporate actions without first obtaining the approval of the majority holders of Series A Preferred Stock:

▪
alter or change the rights, preferences or privileges of the Series A Preferred Stock , whether by merger, consolidation or otherwise, where such alteration or change would adversely affect the Series A Preferred Stock;

▪	redeem, repurchase or pay dividends with respect to any shares of stock junior to the Series A Preferred Stock; or

▪	authorize a voluntary dissolution, liquidation or winding up of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 11, 2007, we entered into a Support Services Agreement with MBMC.  Under the Support Services Agreement, MBMC will provide us with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties.  As a retainer for the services provided by MBMC under the Support Services Agreement, we issued to MBMC 5,000 shares of iour Series A Preferred Stock.  We will also pay to MBMC monthly cash fees of $22,000 for the services.  In addition, MBMC will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to us by MBMC and (b) 20% of the savings to us from any creditor debt reduction resolved by MBMC on our behalf.  The initial term of the Support Services Agreement expires May 11, 2008.  In connection with entering into the Support Services Agreement, MBMC and we mutually agreed to terminate our prior agreement related to the provision of chief financial officer services.

On May 11, 2007, we entered into a Placement Agent and Advisory Services Agreement with MBA.  [MBA is a NASD member firm.]  Under the agreement, MBA will act as our placement agent on an exclusive basis with respect to private placements of our capital stock and as our exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions.  As a retainer for the services provided by MBA under the Placement Agent and Advisory Services Agreement, we issued to MBA 5,000 shares of our Series A Preferred Stock.  In addition, MBA will receive fees equal to (a) 9% of the gross proceed raised by us in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by us in connection with the private placement) and (b) 3% of the total consideration paid or received by us or our stockholders in an acquisition, merger, joint venture or similar transaction.  The initial term of the Placement Agent and Advisory Services Agreement expires May 11, 2008.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1	Certificate of Designation for Series A Preferred Stock

10.2	Support Services Agreement with Monarch Bay Management Company

10.3	Placement Agent and Advisory Services Agreement with Monarch Bay Associates

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monarch Staffing, Inc.

DATED: May 11, 2007	/S/ Joel Williams
Joel Williams
Chief Executive Officer

DATED: May 11, 2007	/S/ David Walters
David Walters
Chief Financial Officer