Form 10QSB
period 2007-06-30
MONARCH STAFFING, INC.
filed 2007-08-20
CIK 1177326

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM TO

COMMISSION FILE NUMBER 000-49915

Monarch Staffing, Inc.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

Nevada	88-0474056
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

30950 Rancho Viejo Rd #120, San Juan Capistrano, CA 92675
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(949) 260-0150
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

  Yes ☐ No ☒

The registrant had 13,271,358 shares of common stock outstanding as of August 7, 2007.

Transitional Small Business Disclosure Format (check one):

  Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH STAFFING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2007	2006
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$1	1
Accounts receivable, net	1,219,264	1,300,060

Total Current Assets	1,219,265	1,300,061

OTHER ASSETS

Deposits and other receivables	26,354	75,006
Goodwill	1,245,481	1,245,481

Total Other Assets	1,271,835	1,320,487

TOTAL ASSETS	$2,491,100	$2,620,548

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$584,704	$491,990
Accounts payable - related party	60,000	30,167
Accrued expenses	378,921	418,851
Accrued interest	390,259	266,670
Factoring liability	463,712	579,780
Notes payable - current portion	81,077	59,401

Total Current Liabilities	1,958,673	1,846,859

LONG-TERM DEBT

Derivatives	124,014	175,046
Notes payable	84,137	120,277
Callable secured convertibe notes payable (net of debt discount
of $1,117,023 and $1,527,352, respectively)	1,941,329	1,547,648

Total Long-Term Debt	2,149,480	1,842,971

Total Liabilities	4,108,153	3,689,830

STOCKHOLDERS' (DEFICIT)

Series A convertible preferred stock; $0.001 par value; liquidation preference of $100 per share plus accrued but unpaid dividends; 20,000 shares authorized; 10,250 shares issued and outstanding at June 30, 2007;
0 shares issued and outstanding at December 31, 2006	10	-
Common stock, $.001 par value; 400,000,000 shares authorized,
11,687,337 and 9,862,691 shares issued and outstanding at June 30, 2007
and December 31, 2006, respectively	11,688	9,863
Additional paid-in capital	(260,113)	(461,333)
Accumulated deficit	(1,368,638)	(617,812)

Total Stockholders' (Deficit)	(1,617,053)	(1,069,282)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$2,491,100	$2,620,548

The accompanying notes are an integral part of these consolidated financial activities.

MONARCH STAFFING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the 3 Months Ended		For the 6 Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUES	$1,962,073	$1,918,858	$3,860,013	$3,832,425

COST OF REVENUES	1,647,416	1,702,394	3,235,495	3,302,099

GROSS PROFIT	314,657	216,464	624,518	530,326

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	482,529	370,811	829,518	660,717

LOSS FROM OPERATIONS	(167,872)	(154,347)	(205,000)	(130,391)

OTHER INCOME (EXPENSE)

Interest income	-	226	-	1,061
Gain (loss) on derivative valuation	144,637	155,770	51,032	(138,603)
Interest expense	(297,427)	(300,172)	(596,858)	(601,029)

Total Other Income (Expense)	(152,790)	(144,176)	(545,826)	(738,571)

INCOME (LOSS) BEFORE INCOME TAXES	(320,662)	(298,523)	(750,826)	(868,962)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(320,662)	$(298,523)	$(750,826)	$(868,962)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.03)	$(0.03)	$(0.07)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	10,372,741	9,862,691	10,157,741	9,862,691

The accompanying notes are an integral part of these consolidated financial activities.

MONARCH STAFFING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' (Deficit)
For the period January 1, 2006 through June 30, 2007

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings Accumulated Deficit)	Total

Balance, January 1, 2006	-	-	9,862,691	$9,863	$(583,553)	$248,640	$(325,050)

Valuation of Stock Options	-	-	-	-	122,220	-	122,220

Net loss for the year ended December 31, 2006	-	-	-	-	-	(866,452)	(866,452)

Balance, December 31, 2006	-	-	9,862,691	$9,863	$(461,333)	$(617,812)	$(1,069,282)

Valuation of Stock Options	-	-	-	-	49,414	-	49,414

Issuance of common stock for note conversions	-	-	1,617,563	1,618	15,031	-	16,649

Issuance of common stock for professional services	-	-	207,083	207	1,035	-	1,242

Issuance of preferred stock for professional services	10,250	10	-	-	135,740	-	135,750

Net loss for the 6 months ended June 30, 2007 (unaudited)	-	-	-	-	-	(750,826)	(750,826)

Balance, June 30, 2007 (unaudited)	10,250	$10	11,687,337	$11,688	$(260,113)	$(1,368,638)	$(1,617,053)

The accompanying notes are an integral part of these consolidated financial activities.

MONARCH STAFFING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(750,826)	$(868,962)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization of debt discount	410,329	406,098
(Gain)/loss on valuation of derivatives	(51,032)	138,603
Non-cash stock option expense	49,414	49,852
Non-cash stock compensation expense	136,993	-
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	80,796	(588,593)
(Increase)/decrease in other assets	48,652	(50,033)
Increase/(decrease) in accounts payable	122,547	(459,293)
Increase/(decrease) in accrued expenses and other current liabilities	23,659	16,446

Net Cash Provided by (Used in) Operating Activities	70,532	(1,355,881)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments made on notes payable	(14,464)	(322,215)
Net advances from factored receivables	(116,068)	211,663
Net proceeds from related party note	60,000	-
Proceeds received on convertible debt	-	425,000

Net Cash Provided by (Used in) Financing Activities	(70,532)	314,448

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(1,041,433)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1	1,041,433

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1	$-

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$7,436	$53,472
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial activities.

MONARCH STAFFING, INC. AND SUBSIDIARIES
Notes To Consolidated Financials Statements (Unaudited)

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007.

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

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2006 have been reclassified to conform to the three and six months ended June 30, 2007 presentation.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements for the three and six months ended June 30, 2007 and 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company's consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rate for the six months ended June 30, 2007 and 2006 was approximately 0% and was based on historical forfeiture experience.  The estimated pricing term of option grants for the six months ended June 30, 2007 and 2006 was 5.0 years.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.  Due to the Company's loss position, there were no such tax benefits during the three and six months ended June 30, 2007 and 2006.  Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

The fair value calculations are based on the following assumptions for the three months ended June 30, 2007 and 2006 (there were no stock options grants during the 3 months ended March 31, 2007 and 2006):

	2007	2006
Risk-free interest rate	4.87%	5.12%
Expected life of the options	2 years	2 years
Expected volatility	200%	289%
Expected dividend yield	0	0

The following table summarizes stock-based compensation expense related to stock options plans under SFAS 123(R) for the three and six months ended June 30, 2007 and 2006 which was allocated as follows:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	SFAS No. 123 R	APB Opinion No. 25	SFAS No. 123 R	APB Opinion No. 25

Net income (loss)	$(298,523)	$(285,971)	$(868,962)	$(815,537)

Net income (loss) per share	$(0.03)	$(0.03)	$(0.09)	$(0.08)

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	SFAS No. 123 R	APB Opinion No. 25	SFAS No. 123R	APB Opinion No. 25

Net income (loss)	$(320,662)	$(296,045)	$(750,826)	$(701,413)

Net income (loss) per share	$(0.03)	$(0.03)	$(0.07)	$(0.07)

A summary of option activity under the Company's stock equity plans during the six months ended June 30, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares (In	Exercise	Term (in	Value (In
	Thousands)	Price	Years)	Thousands)

Outstanding at December 31, 2006	932	$0.57
Granted	100	$0.018
Forfeited	-	$0.00
Exercised	-	$0.00
Outstanding at June 30, 2007 (unaudited)	1,032	$0.57	3.96	$592

Vested and expected to vest
at June 30, 2007 (unaudited)	538	$0.61	4.08	$330

Exercisable at June 30, 2007 (unaudited)	538	$0.61	4.08	$330

The per share weighted average fair value of options granted during the three and six months ended June30, 2007 and 2006 were $0.005 and $0.58, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $ 0 and $ 0, respectively, as there we no options exercised during those periods.  As of June 30, 2007, total unrecognized forfeiture adjusted compensation costs related to nonvested stock options was $110,801, which is expected to be recognized as an expense over a weighted average period of approximately 1.2 years.

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

NOTE 3 -   NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period.  Diluted net income (loss) per common share reflects the effects of potentially dilutive common stock – based equity instruments.  Common stock equivalents, consisting of employee stock options of 1,031,589 and stock warrants, of 315,277 have been considered but have not been included in the calculations of diluted net income (loss) per common share because the effect of these instruments was anti-dilutive for the periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Numerator - Net income (loss)	$(320,662)	$(298,523)	$(750,826)	$(868,962)

Denominator - weighted average number of shares outstanding	10,372,741	9,862,691	10,157,741	9,862,691

Net income (loss) per share	$(0.03)	$(0.03)	$(0.07)	$(0.09)

NOTE 4 -   GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit of $1,368,638 at June 30, 2007 and a net loss of $750,826 for the six months ended June30, 2007.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

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

NOTE 5-   LEGAL PROCEEDINGS

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

A pharmacist who, in 2004 and 2005, provided services to the CDCR, a client of the Company’s subsidiary (DCI), requested the Internal Revenue Service (“the IRS”) to determine that she was an employee of DCI.  On May 31, 2007, the Company received notice from the IRS reaffirming the IRS's conclusion that DCI was a third-party payer to and thus the employer of the pharmacist who provided services to the CDCR.  The IRS notice addresses only the case of the individual pharmacist.  It does not yet represent a formal determination that is binding on the Company.  The Company disagrees with the conclusion of the IRS notice and believes that the pharmacist in question was properly classified as an independent contractor.  If the IRS audits DCI and concludes that pharmacists are employees of DCI, and not independent contractors, DCI intends to contest the matter.  However, if it is ultimately decided that pharmacists and nurses in its registry who provide services to DCI's clients are employees of DCI, DCI would be required to pay to federal income tax withholding, Federal Insurance Contributions Act (FICA) tax, and Federal Unemployment Tax Act (FUTA) tax on the compensation payable to such pharmacists and nurses.  In addition, the Company may be exposed to liability for past taxes, penalties and interest.  Any of these results would have a material adverse effect on the Company's business, financial condition and results of operations.

On June 5, 2006, Phillip Evans, a former contractor of DCI, filed a complaint in the Superior Court of California (Riverside County) against DCI.  The complaint alleges, among other things, libel and unfair business practices, and seeks general special and punitive damages of $2,170,000.  On July 22, 2007, the arbitrator ruled that DCI is required to pay Evans a settlement of $1,000.  The Company settled this matter in August 2007 for $1,000.

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

Both Mr. Walters and Mr. Moore entered into Independent Contractor Agreements with DCII on February 1, 2005 (each a "Contractor Agreement" and collectively the "Contractor Agreements"). Mr. Moore's Contractor Agreement provides for him to serve DCII in the capacity of Secretary and Director and Mr. Walters' Contractor Agreement provides for him to serve DCII in the capacity of Chief Executive Officer. The Contractor Agreements were renewed on February 1, 2006 and expire December 31, 2008.  The Contractor Agreements renew thereafter on an annual basis unless terminated by either party. Either of the Contractor Agreements may be terminated upon the breach of a term of either Contractor Agreement, which breach remains uncured for thirty (30) days or by either party, for any reason with thirty (30) days written notice. The Contractor Agreements contain confidentiality clauses and work for hire clauses. The Contractor Agreements provide that neither Mr. Walters nor Mr. Moore are employees of DCII. Mr. Walters and Mr. Moore are entitled to be paid $10,000 per month under the Contractor Agreements.   The Company paid $90,000 and $230,000 (including $110,000 outstanding as of December 31, 2005) during the six months ended June 30, 2007 and 2006, respectively, related to the Contractor Agreements.  Amounts owed by the Company totaled $0 and $0 at June 30, 2007 and December 31, 2006, respectively.  In February 2006, the Company also paid Mr. Walters and Mr. Moore a consulting fee of $25,000 each for additional consulting services outside the scope of the above agreements.  On May 11, 2007, these agreements were terminated by mutual consent.

In March 2006, the Company entered into an agreement with Monarch Bay Management Company, L.L.C. ("MBMC") for chief financial officer services. David Walters, our Chairman and Chief Financial Officer, and Keith Moore, our director, each are members of, and each owns 50% of the ownership interests in, MBMC. Under the chief financial officer services agreement with MBMC, the Company is obligated to pay MBMC a monthly fee of $5,000 in cash.  The Company also reimburses MBMC for certain expenses in connection with providing services to the Company. The initial term of the agreement expires on March 31, 2007 and renews thereafter on an annual basis unless terminated by either party.  Services provided under this agreement commenced in March 2007 and continued until May 11, 2007 when this agreement was terminated by mutual consent.  No amounts have been paid under this agreement to date; accordingly, $12,500 was accrued as of June 30, 2007.  No services were provided during 2006, accordingly, no amounts were paid to MBMC and/or accrued as of and for the three and six months ended June 30, 2006.

On February 5, 2007, the Company borrowed $195,000 from MBMC pursuant to a working capital line of credit.    Under the terms of working capital line of credit, MBMC may advance up to $500,000 in funding to the Company.  The working capital line of credit is unsecured and bears interest at the rate of 10% of the unpaid principal balance or $150 per month, whichever is greater.  All amounts outstanding under the working capital line of credit are due on or before December 31, 2008.  The Company repaid $125,000 of the principal balance on February 8, 2007 and the remaining principal balance of $70,000 was repaid on February 15, 2007.  On February 22, 2007, the Company borrowed $188,000 from MBMC.   The Company repaid $55,000 during March 2007 and repaid the remaining principal balance of $133,000 on April 10, 2007.  On April 25, 2007, the Company borrowed $100,000 from MBMC pursuant to the working capital line of credit.  The Company repaid $40,000 on May 10, 2007.  The remaining balance of $60,000 remains outstanding as of June 20, 2007.

Interest payments relating to the above transactions totaled $0 and $311 for the three and six months ended June 30, 2007.  Accrued interest totaled $3,651 as of June 30, 2007.

In March 2006, the Company made a $7,500 payment to a vendor on behalf of Monarch Bay Associates, L.L.C. (“MBA”).  David Walters, our Chairman and Chief Financial Officer, and Keith Moore, our director, each are members of, and each owns 50% of the ownership interests in MBA.     The amount was non-interest bearing and owed to the Company as of December 31, 2006.  The Company received payment in full in March 2007.

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

On May 11, 2007, the Company entered into a Support Services Agreement with MBMC.  Under the Support Services Agreement, MBMC will provide the Company with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties.  As a retainer for the services provided by MBMC under the Support Services Agreement, the Company issued to MBMC 5,000 shares of its Series A Preferred Stock.  The Company will also pay to MBMC monthly cash fees of $22,000 for the services.  In addition, MBMC will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to the Company by MBMC and (b) 20% of the savings to the Company from any creditor debt reduction resolved by MBMC on behalf of the Company.  The initial term of the Support Services Agreement expires May 11, 2008.  The Company has not paid any amounts under this agreement; accordingly, the Company has accrued $33,000 as of June 30, 2007.

On May 11, 2007, the Company entered into a Placement Agency and Advisory Services Agreement with MBA (a NASD member firm).  Under the agreement, MBA will act as the Company’s placement agent on an exclusive basis with respect to private placements of the Company’s capital stock and as the Company’s exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions.  As a retainer for the services provided by MBA under the Placement Agency and Advisory Services Agreement, the Company issued to MBA 5,000 shares of its Series A Preferred Stock.  In addition, MBA will receive fees equal to (a) 9% of the gross proceed raised by the Company in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by the Company in connection with the private placement) and (b) 3% of the total consideration paid or received by the Company or stockholders in an acquisition, merger, joint venture or similar transaction.  The initial term of the Placement Agency and Advisory Services Agreement expires May 11, 2008.

NOTE 7 – STOCKHOLDERS EQUITY (DEFICIT)

On May 11, 2007 the Company issued 5,000 shares of its Series A Preferred Stock as a non-refundable retainer for the services provided by MBMC under the Support Services Agreement.  These shares were valued at $67,500 and are included in selling, general and administrative expenses for the three and six months ended June 30, 2007.

On May 11, 2007, the Company issued 5,000 shares of its Series A Preferred Stock as a non-refundable retainer for services provided by MBA under the Placement Agency and Advisory Services Agreement.  These shares were valued at $67,500 and are included in selling, general and administrative expenses for the three and six months ended June 30, 2007.

On June 29, 2007, the Company issued 250 shares of its Series A Preferred Stock to its newly appointed Chief Financial Officer.  These shares were valued at $750 and are included in selling, general and administrative expenses for the three and six months ended June 30, 2007.

During the six months ended June 30, 2007, the Company issued 1,617,563 shares of its common stock for conversion of $16,649 of principal amount convertible notes.

NOTE 8 – SUBSEQUENT EVENTS

On August 16, 2007, we obtained an amendment to the 2005 securities purchase agreement waiving our obligation to maintain sufficient authorized and reserved common shares, for the purpose of issuance to provide for the full conversion or exercise of the outstanding notes and warrants and issuance of the conversion shares and warrant shares, until such time as the Company has available for issuance fewer than 100,000,000 authorized, but unissued shares of common stock.   Additionally the amendment terminated our obligation to obtain the effectiveness of the registration statement covering the resale of the shares of our Commons Stock issuable upon conversion of the secured convertible notes and the exercise of the warrants.

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

DCI currently operates under three master contracts with the CDCR. The master contracts are for terms of three years and currently expire between September 30, 2007 and June 30, 2008. DCI's contracts with the CDCR do not provide for a minimum purchase commitment of our services and can be terminated by the CDCR at any time on 30 days' notice. In April 2006, a federal court-appointed receiver assumed total control over CDCR's healthcare delivery system to address the court's findings of substandard medical care. Among the receiver's objectives is to reduce the CDCR's reliance on staffing service providers like DCI. Since the receiver's appointment, DCI has experienced a loss of several of its healthcare professionals who have accepted positions with the CDCR. Although DCI has lost healthcare professionals who have accepted positions with the CDCR, DCI has been successful in replacing these professionals.  To date, the Company has not experienced a loss in revenue to the CDCR.  We believe that the ongoing implications of the receiver's management of the CDCR's healthcare delivery system include lower demand from the CDCR for DCI's services, higher attrition of our healthcare professionals, increased competition for recruiting healthcare professionals to fill positions with the CDCR and reduced margins for the services we provide CDCR.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Revenues for the three months ended June 30, 2007 were $1,962,073 compared to $1,918,858 for the three months ended June 30, 2006. This is an increase of $43,215 or 2% and is attributable to an increase in sales to CDCR for the current period.

Costs of revenues for the three months ended June 30, 2007 were $1,647,416 compared to $1,702,394 for the three months ended June 30, 2006.  This is a decrease of $54,978 or 3% and is attributable to an overall improvement of gross profit margins to 16.0% for the three months ended June 30, 2007 versus 11.3% for the comparable period in the prior year.  This increase is primarily driven by improved pricing from contract renewals which occurred in July 2006.

Based on the above, the Company realized a gross profit for the three months ended June 30, 2007 of $314,657, versus a gross profit for the three months ended June 30, 2006 of $216,464.

Selling, general and administrative expenses for the three months ended June 30, 2007 were $482,529 compared to $370,811 for the three months ended June 30, 2006. This increase is attributable to the $135,750 non-cash stock compensation charge incurred by the Company for the issuance of preferred stock to MBMC and MBA on May 11, 2007.

As a result, the Company had an operating loss for the three months ended June 30, 2007 of $167,872 compared to an operating loss of $154,347 for the three months ended June 30, 2006.

Other expense for the three months ended June 30, 2007 totaled $152,790 compared to $144,176 for the comparable period in the prior year.  The increase in expense is attributable to a decrease in the gain on derivative valuations compared to the same period in the prior year.

As a result, our net loss for the three months ended June 30, 2007 was $320,662 versus a net loss of $298,523 for the three months ended June 30, 2006.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

Revenues for the six months ended June 30, 2007 were $3,860,013 compared to $3,832,425 for the six months ended June 30, 2006. This is an increase of $27,588 or 1% and is attributable to an increase in sales to CDCR for the current period.

Costs of revenues for the six months ended June 30, 2007 were $3,235,495 compared to $3,302,099 for the six months ended June 30, 2006.  This is a decrease of $66,604 or 2% and is attributable to an overall improvement of gross profit margins to 16.2% for the six months ended June 30, 2007 versus 13.8% for the comparable period in the prior year.  This increase is primarily driven by improved pricing from contract renewals which occurred in July 2006.

Based on the above, the Company realized a gross profit for the six months ended June 30, 2007 of $624,518, versus a gross profit for the six months ended June 30, 2006 of $530,326.

Selling, general and administrative expenses for the six months ended June 30, 2007 were $829,518 compared to $660,717 for the six months ended June 30, 2006. This increase is attributable to the $135,750 non-cash stock compensation charge incurred by the Company for the issuance of preferred stock to MBMC and MBA on May 11, 2007.  The remaining increase is attributable to additional headcount including executive management which were not in place in the comparable period in the prior year.

As a result, the Company had an operating loss for the six months ended June 30, 2007 of $205,000 compared to an operating loss of $130,391 for the six months ended June 30, 2006.

Other expense for the six months ended June 30, 2007 totaled $545,826 compared to $738,571 for the comparable period in the prior year.  The decrease in expense is attributable to a gain on derivative valuation during the six months ended June 30, 2007 versus a loss on derivative valuation for the same period in the prior year.

As a result, our net loss for the six months ended June 30, 2007 was $750,826 versus a net loss of $868,962 for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had negative net working capital of $739,408. Our current assets of $1,219,265 consisted of cash and cash equivalents of $1 and accounts receivable, net of $1,219,264. Our current liabilities of $1,958,673 consisted of accounts payable and accrued expenses of $963,625; a factoring liability of $463,712; accrued interest of $390,259; notes payable, current of $81,077; and, accounts payable related parties of $60,000.

As of June 30, 2007, we had long-term debt of $2,149,480, consisting of $124,014 in derivatives, $3,058,352 outstanding under our convertible secured notes (less debt discount of $1,117,023) and $124,014 in notes payable.

Net cash provided by operating activities for the six months ended June 30, 2007 was $70,532, compared to net cash used in operating activities of $1,355,881 for the six months ended June 30, 2006. This improvement from the comparable period in the prior year is primarily attributable to a large increase in accounts receivables and a decrease in accounts payable during the six months ended June 30, 2006.  These significant fluctuations were not experienced during the six months ended June 30, 2007.

There was no cash provided by or used in investing activities during the six months ended June 30, 2007 and 2006.

 Net cash used in financing activities for the six months ended June 30, 2007 totaled $70,532.  We received net proceeds of $60,000 from a related party note.  These proceeds were offset by payments made on other notes payable and a decrease in net advances from factored receivables.  Net cash provided by financing activities for the six months ended June 30, 2006 totaled $314,448 which includes $425,000 of proceeds from our issuance of convertible secured notes.  Payments made on notes payable totaled $322,215 for the six months ended June 30, 2006.

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with generally accepted accounting principles, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had $1,368,638 in accumulated deficit at June 30, 2007 and a net loss of $750,826 for the six months ended June 30, 2007.  These factors combined raise substantial doubt about the Company’s ability to continue as a going concern. Our management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

We had an operating cash flow deficit in 2006 and operations only provided $70,532 in cash flow for the six months ended June 30, 2007. We do not currently have enough capital to repay our outstanding convertible secured notes and other liabilities and we may never generate enough revenue to repay the amounts owed. In addition, execution of our acquisition-based growth strategy will require significant additional capital.

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

We currently rely on a working capital line of credit from Monarch Bay Management Company, LLC (“MBMC”) to meet our short-term liquidity needs. David Walters, our Chairman, and Keith Moore, our director, each are members of, and each owns 50% of the ownership interests in, MBMC. Under the terms of working capital line of credit, MBMC may advance up to $500,000 in funding to us.  The working capital line of credit is unsecured and bears interest at the rate of 10% of the unpaid principal balance or $150 per month, whichever is greater.  All amounts outstanding under the working capital line of credit are due on or before December 31, 2008.  As of the date hereof, the outstanding principal balance under the working capital line of credit was $60,000.   Although the line of credit provides for total funding of up to $500,000, there can be no assurance that funding from this source will continue to be available, or if such funding is available, that it will be on terms that management deems sufficiently favorable.

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

As of August 7, 2007, we had issued under the two securities purchase agreements:

- $3,075,000 aggregate principal amount of secured convertible notes ($14,843 was converted to common stock during the first six months of 2007),

- Warrants to purchase 5,556 shares of our Common Stock at $40.50 per shares,

- Warrants to purchase 143,056 shares of our Common Stock at $9.00 per share, and

- Warrants to purchase 166,667 shares of our Common Stock at $4.50 per share.

The Company does not currently intend to file a registration statement for the resale of the shares of common stock issuable upon conversion of the secured convertible notes and exercise of the warrants and, as a result, does not expect to complete the final issuance under the 2005 securities purchase agreement..

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

On March 29, 2007, we obtained an amendment to the 2005 securities purchase agreement extending the date by which the Company must obtain the effectiveness of the registration statement covering the resale of the shares of our Commons Stock issuable upon conversion of the secured convertible notes and the exercise of the warrants to October 31, 2007 (or November 25, 2007 if the Company is making a good faith effort to respond to the Securities and Exchange Commission's comments).

On August 16, 2007, we obtained an amendment to the 2005 securities purchase agreement waiving our obligation to maintain sufficient authorized and reserved common shares, for the purpose of issuance to provide for the full conversion or exercise of the outstanding notes and warrants and issuance of the conversion shares and warrant shares, until such time as the Company has available for issuance fewer than 100,000,000 authorized, but unissued shares of common stock.   Additionally the amendment terminated our obligation to obtain the effectiveness of the registration statement covering the resale of the shares of our Commons Stock issuable upon conversion of the secured convertible notes and the exercise of the warrants.

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

On August 16, 2007, we obtained the agreement of the investors to terminate the registration rights agreement.

Side Letter Agreement

We entered into a side letter agreement with the investors on November 10, 2005. The Side Letter Agreement provided that in consideration for the November 2005 sale of the secured convertible notes, the investors agreed that the face amount of the $500,000 of secured convertible notes issued to the investors in August 2004 and the $200,000 in secured convertible notes which remained to be issued under the 2004 securities purchase agreement upon the effectiveness of a registration statement covering such secured convertible notes shall be included in the amount advanced to the Company under the November 2005 secured convertible notes. The side letter agreement also provided that the terms of the 2005 securities purchase agreement shall supercede the prior 2004 securities purchase agreement and that all interest, penalties, fees, charges or other obligations accrued or owed by the Company to the investors pursuant to the 2004 securities purchase agreement are waived, provided that in the event of any material breach of the 2005 securities purchase agreement by the Company, which breach is not cured within five days of receipt by the Company of written notice of such breach, the novation of the 2004 securities purchase agreement and the waiver of the prior obligations there under shall be revocable by the selling stockholders and all such prior obligations shall be owed as if the 2004 securities purchase agreement was never superceded.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts billed to customers upon performance of service.  The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer current creditworthiness, as determined by its review of their current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified.  Accounts receivable are shown net of an allowance for doubtful accounts of $0 at March 31, 2007 and December 31, 2006, respectively. An allowance is established whenever receivables are over 90 days old and the customer has not responded to efforts to reconcile differences. Such receivables are deemed to be uncollectible after 180 days. There were no such receivables for the current year or prior year.

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

Goodwill

The excess of purchase price and related costs over the fair value of net assets of entities acquired is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market valuation approach. If the carrying amount of the Company’s reporting units exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of that goodwill. At December 31, 2006 and 2005, the Company performed the annual impairment test and determined there was no impairment of goodwill.

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

RISKS RELATING TO OUR BUSINESS

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

We have historically lost money. As of June 30, 2007, we had $1,368,638 in accumulated deficit. There is a risk that our healthcare staffing services business will fail. If our business plan is not successful, we will likely be forced to curtail or abandon our business plan. If this happens, investors could lose their entire investment in our Common Stock.

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

We currently rely on a working capital line of credit from Monarch Bay Management Company, LLC (“MBMC”) to meet our short-term liquidity needs. David Walters, our Chairman and Chief Financial Officer, and Keith Moore, our director, each are members of, and each owns 50% of the ownership interests in, MBMC.  Although the line of credit provides for total funding of up to $500,000, there can be no assurance that funding from this source will continue to be available, or if such funding is available, that it will be on terms that management deems sufficiently favorable.

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

WE WILL REQUIRE SIGNIFICANT ADDITIONAL CAPITAL TO REPAY MONIES BORROWED BY US, CONTINUE OUR BUSINESS OPERATIONS AND PURSUE OUR GROWTH STRATEGY.

We have sold $3,075,000 in secured convertible notes. We do not currently have enough capital to repay the amounts outstanding under the notes and we may never generate enough revenue to repay the amounts owed. As a result, we could be forced to curtail or abandon our business plan, making any investment in our Common Stock worthless.

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

We owe $3,058,352 to the holders of the notes (not including any accrued interest).  We do not currently have enough capital to repay any of these amounts and we may never generate enough revenue to repay the amounts owed. We may be forced to raise additional funds to repay these amounts through the issuance of equity, equity-related or convertible debt securities. The issuance of additional common stock dilutes existing stockholdings. Additionally, in furtherance of our convertible secured note transaction, we may issue additional shares of common stock throughout the term, and accordingly, our stockholders may experience significant dilution. Further procurement of additional financing through the issuance of equity, equity-related or convertible debt securities or preferred stock may further dilute existing stock. The perceived risk of dilution may cause the holders of our secured convertible notes, as well as other holders, to sell their shares, which would contribute to downward movement in the price of your shares. Additionally, if such additional shares are issued, investors would likely experience a devaluing of our Common Stock.

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

In the 2005 securities purchase agreement relating to our secured convertible notes, we made certain representations and warranties and agreed to certain covenants that are customary for securities purchase agreements. In the event that we breach those representations, warranties or covenants, we will be subject to liquidated damages in the amount of 3% of the outstanding amount of the secured convertible notes, per month, plus accrued and unpaid interest on the notes for such breaches. As of June 30, 2007, the outstanding amount of the secured convertible notes was $3,058,352. We have not previously been required to pay any liquidated damages, however if we do breach the representations, warranties or covenants, we will be forced to pay liquidated damages to the note holders. If we do not have enough cash on hand to cover the amount of the liquidated damages, we could be forced to sell part or all of our assets, which could force us to scale back our business operations. If this happens, investors would likely experience a devaluing of our Common Stock.

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

We recently have experienced a loss of several of our healthcare professionals who have accepted positions with the CDCR due to a federal court-appointed receiver’s management of the CDCR healthcare delivery system. See “THE COURT-APPOINTED RECEIVER MANAGING THE CDCR’S HEALTHCARE DELIVERY SYSTEM INTENDS TO REDUCE THE CDCR’S ULTILIZATION OF STAFFING SERVICE PROVIDERS LIKE DCI” below.

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

THE COURT-APPOINTED RECEIVER MANAGING THE CDCR’S HEALTHCARE DELIVERY SYSTEM INTENDS TO REDUCE UTILIZATION OF STAFFING SERVICE PROVIDERS LIKE DCI.

In April 2006, a federal court-appointed receiver assumed total control over CDCR’s healthcare delivery system to address the court’s findings of substandard medical care.  Among the receiver’s objectives is to reduce the CDCR’s reliance on staffing service providers like DCI.  Since the receiver’s appointment, DCI has experienced a loss of several of its healthcare professionals who have accepted positions with the CDCR.  Although DCI has lost healthcare professionals who have accepted positions with the CDCR, DCI has been successful in replacing these professionals.  To date, the Company has not experienced a loss in revenue to the CDCR.  We believe that the ongoing implications of the receiver’s management of the CDCR’s healthcare delivery system include lower demand from the CDCR for DCI’s services, higher attrition of our healthcare professionals, increased competition for recruiting healthcare professionals to fill positions with the CDCR and reduced margins for the services we provide the CDCR.  These factors will have a material adverse impact on our results of operations, and could have an adverse effect on the value of our Common Stock, unless we can successfully reduce our dependence on the CDCR and obtain higher margin contracts with other customers.

THE INTERNAL REVENUE SERVICE MAY ATTEMPT TO CLASSIFY OUR TEMPORARY HEALTHCARE PROFESSIONALS AS EMPLOYEES AND NOT INDEPENDENT CONTRACTORS.

A pharmacist who, in 2004 and 2005, provided services to the CDCR, a client of the Company’s subsidiary (DCI), requested the Internal Revenue Service (“the IRS”) to determine that she was an employee of DCI.  On May 31, 2007, the Company received notice from the IRS reaffirming the IRS's conclusion that DCI was a third-party payer to and thus the employer of the pharmacist who provided services to the CDCR.  The IRS notice addresses only the case of the individual pharmacist.  It does not yet represent a formal determination that is binding on the Company.  The Company disagrees with the conclusion of the IRS notice and believes that the pharmacist in question was properly classified as an independent contractor.  If the IRS audits DCI and concludes that pharmacists are employees of DCI, and not independent contractors, DCI intends to contest the matter.  However, if it is ultimately decided that pharmacists and nurses in its registry who provide services to DCI's clients are employees of DCI, DCI would be required to pay to federal income tax withholding, Federal Insurance Contributions Act (FICA) tax, and Federal Unemployment Tax Act (FUTA) tax on the compensation payable to such pharmacists and nurses.  In addition, the Company may be exposed to liability for past taxes, penalties and interest.  Any of these results would have a material adverse effect on the Company's business, financial condition and results of operations.

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

WE HEAVILY DEPEND ON OUR CHAIRMAN, DAVID WALTERS.

The success of the Company heavily depends upon the personal efforts and abilities of David Walters. Mr. Walters serves as our Chairman and is primarily responsible for the operation of the Company's wholly owned subsidiaries DCII and DCI.  If  Mr. Walters were to leave unexpectedly; we may not be able to execute our business plan. Our future performance depends in significant part upon the continued service of Mr. Walters as he has acquired specialized knowledge and skills with respect to our business. Additionally, because we have a relatively small number of employees when compared to other leading companies in the same industry, our dependence on maintaining our relationship with Mr. Walters is particularly significant.  We cannot be certain that we will be able to retain Mr. Walters in the future. The loss of Mr. Walters could have a material adverse effect on our business and operations and cause us to expend significant resources in finding a replacement, which could cause the value of our Common Stock to decline or become worthless.

WE HEAVILY DEPEND ON OUR RELATIONSHIPS WITH ENTITIES OWNED BY OUR DIRECTORS

We depend on relationships with MBMC and another entity controlled by David Walters and Keith Moore (both directors) for short-term working capital as well as for outsourced financial management, administrative, investment banking and other services.  Accordingly, the success of the Company heavily depends upon our relationships with, and the performance of, these entities.

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

DAVID WALTERS AND KEITH MOORE CAN VOTE AN AGGREGATE OF 72.2% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

David Walters and Keith Moore can vote an aggregate of 13,283,333 shares (or 72.2%) of our outstanding Common Stock. Accordingly, Mr. Walters and Mr. Moore will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. All of our other stockholders are minority stockholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for stockholders to remove Mr. Walters and Mr. Moore as Directors of the Company, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors.

Messrs. Walters and Moore beneficially own 10,000 shares of our Series A Preferred Stock.   The Series A Preferred Stock is convertible into a number of shares of our Common Stock determined by dividing (i) the sum of liquidation preference of such share of Series A Preferred Stock ($100 per share), plus any accrued but unpaid dividends thereon, by (ii) a conversion price equal to (a) at any time prior to November 15, 2007, $0.20 and (b) from and after November 15, 2007,  the lower of (x) $0.20 or (y) 75% of the average of the three lowest intraday trading prices for the Common Stock on a principal market for the 20 trading days before but not including the conversion date.     If converted on August 7, 2007, the Series A Preferred Stock beneficially owned by Messrs. Walters and Moore would be convertible into 5,000,000 shares of our Common Stock based upon a current conversion price of $0.20  The number of shares issuable could prove to be significantly greater in the event the trading price of our Common Stock is less than $0.20 per share on or after November 15, 2007.  Accordingly, the floating conversion price feature of the Series A Preferred Stock could enable Messrs. Walters and Moore to retain substantial voting control of the Company while other existing stockholders experience substantial dilution of their ownership interests.

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

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTES AND THE WARRANTS MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of August 7, 2007, we had 13,283,333 shares of Common Stock issued and outstanding. A total of 1,560,607,096 shares of Common Stock were issuable upon conversion of our secured convertible notes and related warrants as of August 7, 2007. As sequential conversions and sales take place, the price of our Common Stock may decline, and as a result, the holders of the secured convertible notes could be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, to the detriment of the investors in this Offering. All of the shares issuable upon conversion of the secured convertible notes and upon exercise of the warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our Common Stock.

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTES AND THE WARRANTS REPRESENT OVERHANG.

In addition, the Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants may represent overhang that may also adversely affect the market price of our Common Stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's Common Stock will decrease, and any additional shares which shareholders attempt to sell in the market will only decrease the share price even more. The secured convertible notes may be converted at a conversion price of $0.0022 per share, as of August 7, 2007. Warrants to purchase 5,556 shares of our Common Stock may be exercised at a price of $40.50 per share, warrants to purchase 143,056 shares of our Common Stock may be exercised at a price of $9.00 per share, and warrants to purchase 166,667 shares of our Common Stock may be exercised at $4.50 per share. As of August 7, 2007, the market price for one share of our Common Stock was $0.0044. Therefore, the secured convertible notes and warrants may be converted into Common Stock at a discount to the market price, providing holders with the ability to sell their Common Stock at or below market and still make a profit. In the event of such overhang, holders will have an incentive to sell their Common Stock as quickly as possible. If the share volume of the Company's Common Stock cannot absorb the discounted shares, the market price per share of our Common Stock will likely decrease.

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

Our existing stockholders will experience substantial dilution of their investment upon conversion of the secured convertible notes and exercise of the warrants by the holders thereof. The secured convertible notes are convertible into shares of our Common Stock at the lesser of $0.90 or 50% of the average of the three lowest trading prices of our Common Stock during the 20 trading day period ending one trading day before the date that a holder sends us a notice of conversion. If converted on August 7, 2007, the secured convertible notes would be convertible into approximately 1,560,291,818 shares of Common Stock based upon a conversion price of $0.0022. The number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our Common Stock that would cause dilution to our existing stockholders. The sale of shares of Common Stock issuable upon conversion of the secured convertible notes and exercise of the warrants may adversely affect the market price of our Common Stock. As sequential conversions and sales take place, the price of our Common Stock may decline and if so, the holders of secured convertible notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders. Additionally, there are no provisions in the 2005 securities purchase agreement, the secured convertible notes, the warrants, or any other document which restrict the holders' ability to sell short our Common Stock, which they could do to decrease the price of our Common Stock and increase the number of shares they would receive upon conversion and thereby further dilute other stockholders.

The following is an example of the amount of shares of our Common Stock that are issuable upon conversion of the secured convertible notes based on conversion prices that are 25%, 50% and 75% below the conversion price as of August 7, 2007 of $0.0022.

Percentage Below Conversion Price as of August 7, 2007 Estimated

Percentage Below	Estimated	Approximate	% of
Conversion Price	Conversion	Number of	Oustanding
As of August 7, 2007	Price	Shares Issuable (1)	Common Stock (1,2)

25%	$0.0017	2,080,389,091	99.37%
50%	$0.0011	3,120,583,636	99.58%
75%	$0.0006	6,241,167,273	99.79%

(1) Includes shares of Common Stock issuable upon conversion of the secured convertible notes. Does not include 341,112 shares of Common Stock issuable upon exercise of outstanding warrants.

(2) As of August 7, 2007, we had 13,283,333 shares of Common Stock issued and outstanding.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective, due to the identification of the material weaknesses in internal control over financial reporting described below.  Notwithstanding the material weaknesses described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the preparation of our 2006 consolidated financial statements, we have identified the following control deficiencies, which represent material weaknesses in the Company’s internal control over financial reporting as of December 31, 2006 and as of June 30, 2007:

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

Management’s Remediation Initiatives
     During the second quarter of 2007, we implemented the following actions to remediate these material weaknesses:

•
We assessed the organization of our accounting personnel and the technical expertise within the accounting function. We appointed a new Chief Financial Officer effective June 29, 2007 in order to increase our depth of experience in generally accepted accounting principles and guidelines required by the Securities and Exchange Commission.

•
We added an independent director to the Company’s board of directors.  This independent director will approve all related party transactions prior to occurring and ensure appropriate preventative controls are in place.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A pharmacist who, in 2004 and 2005, provided services to the CDCR, a client of the Company’s subsidiary (DCI), requested the Internal Revenue Service (“the IRS”) to determine that she was an employee of DCI.  On May 31, 2007, the Company received notice from the IRS reaffirming the IRS's conclusion that DCI was a third-party payer to and thus the employer of the pharmacist who provided services to the CDCR.  The IRS notice addresses only the case of the individual pharmacist.  It does not yet represent a formal determination that is binding on the Company.  The Company disagrees with the conclusion of the IRS notice and believes that the pharmacist in question was properly classified as an independent contractor.  If the IRS audits DCI and concludes that pharmacists are employees of DCI, and not independent contractors, DCI intends to contest the matter.  However, if it is ultimately decided that pharmacists and nurses in its registry who provide services to DCI's clients are employees of DCI, DCI would be required to pay to federal income tax withholding, Federal Insurance Contributions Act (FICA) tax, and Federal Unemployment Tax Act (FUTA) tax on the compensation payable to such pharmacists and nurses.  In addition, the Company may be exposed to liability for past taxes, penalties and interest.  Any of these results would have a material adverse effect on the Company's business, financial condition and results of operations.

On June 5, 2006, Phillip Evans, a former contractor of DCI, filed a complaint in the Superior Court of California (Riverside County) against DCI.  The complaint alleges, among other things, libel and unfair business practices, and seeks general special and punitive damages of $2,170,000.  On July 22, 2007, the arbitrator ruled that DCI is required to pay Evans a settlement of $1,000.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBIT

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1	Amendment No. 5 to Securities Purchase Agreeemnt

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 20, 2007	Monarch Staffing, Inc.

	By:	/s/ Joel Williams
Joel Williams
Chief Executive Officer

DATED: August 20, 2007	Monarch Staffing, Inc.

	By:	/s/ Matt Szot
Matt Szot
Chief Financial Officer