Form 10QSB
period 2007-09-30
MONARCH STAFFING, INC.
filed 2007-11-14
CIK 1177326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007.

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

Yes ☐ No ☒

The registrant had 30,287,935 shares of common stock outstanding as of October 31, 2007.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

INDEX

		PAGE

PART I	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Condensed Consolidated Balance Sheets as
	of September 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations
	for the Three and Nine Months Ended September 30, 2007 and 2006	4

	Condensed Consolidated Statements of Stockholders’ Deficit for the Nine Months Ended September 30, 2007	5

	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended September 30, 2007 and 2006	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	11

ITEM 3.	CONTROLS AND PROCEDURES	31

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	31

ITEM 2.	CHANGES IN SECURITIES	31

ITEM 3.	DEFAULTS ON SENIOR SECURITIES	32

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	32

ITEM 5.	OTHER INFORMATION	32

ITEM 6.	EXHIBITS	32

	SIGNATURES	33

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH STAFFING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$3,214	$1
Accounts receivable, net	1,462,071	1,300,060

Total Current Assets	1,465,285	1,300,061

OTHER ASSETS

Deposits and other receivables	37,459	75,006
Goodwill	1,245,481	1,245,481

Total Other Assets	1,282,940	1,320,487

TOTAL ASSETS	$2,748,225	$2,620,548

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$526,182	$491,990
Accounts payable - related party	60,000	30,167
Accrued expenses	373,661	418,851
Accrued interest	459,910	266,670
Factoring liability	849,921	579,780
Notes payable - current portion	81,077	59,401

Total Current Liabilities	2,350,751	1,846,859

LONG-TERM DEBT

Derivatives	122,217	175,046
Notes payable	84,137	120,277
Callable secured convertibe notes payable (net of debt discount of $908,457 and $1,527,352, respectively)	2,132,868	1,547,648

Total Long-Term Debt	2,339,222	1,842,971

Total Liabilities	4,689,973	3,689,830

STOCKHOLDERS' (DEFICIT)

Series A convertible preferred stock; $0.001 par value; liquidation preference of $100 per share plus accrued but unpaid dividends; 20,000 shares authorized; 10,250 shares issued and outstanding at September 30, 2007; 0 shares issued and outstanding at December 31, 2006	10	-
Common stock, $.001 par value; 400,000,000 shares authorized, 21,698,974 and 9,862,691 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	21,699	9,863
Additional paid-in capital	(226,729)	(461,333)
Accumulated deficit	(1,736,728)	(617,812)

Total Stockholders' (Deficit)	(1,941,748)	(1,069,282)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$2,748,225	$2,620,548

The accompanying notes are an integral part of these consolidated financial statements

MONARCH STAFFING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES	$1,827,307	$2,025,514	$5,687,320	$5,857,939

COST OF REVENUES	1,535,361	1,616,041	4,770,856	4,918,140

GROSS PROFIT	291,946	409,473	916,464	939,799

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	365,037	417,311	1,194,555	1,078,027

LOSS FROM OPERATIONS	(73,091)	(7,838)	(278,091)	(138,228)

OTHER INCOME (EXPENSE)

Interest income	1,950	610	1,950	1,671
Gain (loss) on derivative valuation	1,797	563,981	52,829	425,378
Interest expense	(298,746)	(308,485)	(895,604)	(909,514)

Total Other Income (Expense)	(294,999)	256,106	(840,825)	(482,465)

INCOME (LOSS) BEFORE INCOME TAXES	(368,090)	248,268	(1,118,916)	(620,693)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(368,090)	$248,268	$(1,118,916)	$(620,693)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.02)	$0.02	$(0.11)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	15,081,146	11,798,876	10,157,741	9,862,690

The accompanying notes are an integral part of these consolidated financial statements

MONARCH STAFFING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' (Deficit)
For the period January 1, 2006 through September 30, 2007

						Retained
	Series A Convertible				Additional	Earnings
	Preferred Stock		Common Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance, January 1, 2006	-	-	9,862,691	$9,863	$(583,553)	$248,640	$(325,050)

Valuation of Stock Options	-	-	-	-	122,220	-	122,220

Net loss for the year ended December 31, 2006	-	-	-	-	-	(866,452)	(866,452)

Balance, December 31, 2006	-	-	9,862,691	$9,863	$(461,333)	$(617,812)	$(1,069,282)

Valuation of Stock Options	-	-	-	-	75,205	-	75,205

Issuance of common stock for note conversions	-	-	11,406,979	11,407	22,268	-	33,675

Issuance of common stock for professional services	-	-	207,083	207	1,035	-	1,242

Issuance of common stock as collateral			222,222	222	356	-	578

Issuance of preferred stock for professional services	10,250	10	-	-	135,740	-	135,750

Net loss for the nine months ended September 30, 2007 (unaudited)	-	-	-	-	-	(1,118,916)	(1,118,916)

Balance, September 30, 2007 (unaudited)	10,250	$10	21,698,975	$21,699	$(226,729)	$(1,736,728)	$(1,941,748)

The accompanying notes are an integral part of these consolidated financial statements

MONARCH STAFFING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(1,118,916)	$(620,693)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt discount	618,895	613,376
(Gain)/loss on valuation of derivatives	(52,829)	(425,378)
Non-cash stock option expense	75,205	95,889
Non-cash stock compensation expense	137,570	-
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(162,011)	(612,264)
(Increase)/decrease in other assets	37,547	(109,801)
Increase/(decrease) in accounts payable	64,025	(473,156)
Increase/(decrease) in accrued expenses and other current liabilities	88,050	111,171

Net Cash Provided by (Used in) Operating Activities	(312,464)	(1,420,855)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments made on notes payable	(14,464)	(336,183)
Net advances from factored receivables	270,141	290,605
Net proceeds from related party note	60,000	-
Proceeds received on convertible debt	-	425,000

Net Cash Provided by (Used in) Financing Activities	315,677	379,422

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,213	(1,041,433)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1	1,041,433

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,214	$-

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$83,305	$86,297
Income taxes	$-	$-

NON-CASH TRANSACTIONS
Issuance of common stock for note conversions	$33,675	$-

The accompanying notes are an integral part of these consolidated financial statements

MONARCH STAFFING, INC. AND SUBSIDIARIES
Notes To Consolidated Financials Statements (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007.

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

Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2006 have been reclassified to conform to the three and nine months ended September 30, 2007 presentation.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine months ended September 30, 2007 and 2006 was approximately 0% and was based on historical forfeiture experience. The estimated pricing term of option grants for the nine months ended September 30, 2007 and 2006 was 5.0 years.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the three and nine months ended September 30, 2007 and 2006. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

The fair value calculations are based on the following assumptions for the nine months ended September 30, 2007 and 2006:

	2007	2006

Risk-free interest rate	4.19% - 4.90%	4.47% - 5.12%
Expected life of the options	5 years	2 years
Expected volatility	200%	278% - 289%
Expected dividend yield	0	0

The following table summarizes stock-based compensation expense related to stock options plans under SFAS 123(R) for the three and nine months ended September 30, 2007 and 2006 which was allocated as follows:
	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	SFAS No. 123R	APB Opinion No. 25	SFAS No. 123R	APB Opinion No. 25
Net income (loss)	$248,268	$291,225	$(620,693)	$(524,311)
Net income (loss) per share	$0.02	$0.02	$(0.06)	$(0.05)

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	SFAS No. 123R	APB Opinion No. 25	SFAS No. 123R	APB Opinion No. 25
Net income (loss)	$(368,090)	$(342,299)	$1,118,916	$1,194,055
Net income (loss) per share	$(0.02)	$(0.02)	$0.11	$0.12

A summary of option activity under the Company's stock equity plans during the nine months ended September 30, 2007 is as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2006	932	$0.63
Granted	1,177	$0.47
Forfeited	-	$0.00
Exercised	-	$0.00
Outstanding at September 30, 2007 (unaudited)	2,109	$0.54	4.38	$-

Vested and expected to vest at September 30, 2007 (unaudited)	1,951	$0.53	4.38	$-

Exercisable at September 30, 2007 (unaudited)	852	$0.52	3.85	$440

The per share weighted average fair value of options granted during the nine months ended September 30, 2007 was $0.0052. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $ 0, respectively, as there were no options exercised during the period. The total fair value of shares vested during the nine months ended September 30, 2007 and 2006 was $75,205 and $95,889, respectively, which was recorded as selling, general and administrative expense in the accompanying consolidated statement of operations. As of September 30, 2007, total unrecognized forfeiture adjusted compensation costs related to non-vested stock options was $90,785, which is expected to be recognized as an expense over a weighted average period of approximately 1.0 years.

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

NOTE 3 - NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive common stock - based equity instruments. Common stock equivalents, consisting of employee stock options of 2,108,993 and stock warrants, of 315,277 have been considered but have not been included in the calculations of diluted net income (loss) per common share because the effect of these instruments was anti-dilutive for the periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator - Net income (loss)	$(368,090)	$248,268	$(1,118,916)	$(620,693)
Denominator - weighted average number of shares outstanding	15,081,146	11,798,876	10,157,741	9,862,690
Net income (loss) per share	$(0.02)	$0.02	$(0.11)	$(0.06)

 NOTE 4 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $1,736,728 at September 30, 2007 and a net loss of $1,118,916 for the nine months ended September 30, 2007. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

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

NOTE 5- LEGAL PROCEEDINGS

On January 19, 2006, Community Capital Bank filed a complaint in the Supreme Court of the State of New York (Kings County) against the Company, Macdonald S. Tudeme (our former CEO) and Marguerite Tudeme (our former Secretary). The complaint seeks payment of three loans made by Community Capital Bank having a total outstanding principal amount of $202,527.67 plus unpaid interest. The Company believes that the Community Capital Bank loans were made to MTM, a former subsidiary that was disposed of on December 15, 2005 as part of the disposition of Marathon (as described in Note 1), and are guaranteed by the Tudemes. As a result, the Company does not believe it is obligated to repay any amounts due under the Community Capital Bank loans at September 30, 2007.

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

On June 5, 2006, Phillip Evans, a former contractor of DCI, filed a complaint in the Superior Court of California (Riverside County) against DCI. The complaint alleges, among other things, libel and unfair business practices, and seeks general special and punitive damages of $2,170,000. On July 22, 2007, the arbitrator ruled that DCI is required to pay Evans a settlement of $1,000. No amounts have been paid as of September 30, 2007.

NOTE 6 – RELATED PARTY TRANSACTIONS

As part of the Spin-off Agreement as described in Note 1 and Note 7 of the Company’s annual financial statements filed in its December 31, 2006 Annual Report on Form 10-KSB, a remaining amount of $30,441 is owed by the Company to the former controlling shareholders of the Company. The amount is non-interest bearing, unsecured, and payable on demand.

In November 2005, the Company agreed to issue an aggregate of 8,283,334 shares of common stock, to two entities, 4,141,667 shares to MEL Enterprises, Ltd., beneficially owned by Keith Moore, a Director of the Company and 4,141,667 shares to Monarch Bay Capital Group, LLC, beneficially owned by David Walters, our Chairman, in connection with the Company's acquisition of DCII.

Both Mr. Walters and Mr. Moore entered into Independent Contractor Agreements with DCII on February 1, 2005 (each a "Contractor Agreement" and collectively the "Contractor Agreements"). Mr. Moore's Contractor Agreement provides for him to serve DCII in the capacity of Secretary and Director and Mr. Walters' Contractor Agreement provides for him to serve DCII in the capacity of Chief Executive Officer. The Contractor Agreements were renewed on February 1, 2006 and expire December 31, 2008. The Contractor Agreements renew thereafter on an annual basis unless terminated by either party. Either of the Contractor Agreements may be terminated upon the breach of a term of either Contractor Agreement, which breach remains uncured for thirty (30) days or by either party, for any reason with thirty (30) days written notice. The Contractor Agreements contain confidentiality clauses and work for hire clauses. The Contractor Agreements provide that neither Mr. Walters nor Mr. Moore are employees of DCII. Mr. Walters and Mr. Moore are entitled to be paid $10,000 per month under the Contractor Agreements. The Company paid $90,000 and $290,000 (including $110,000 outstanding as of December 31, 2005) during the nine months ended September 30, 2007 and 2006, respectively, related to the Contractor Agreements. Amounts owed by the Company totaled $0 and $0 at September 30, 2007 and December 31, 2006, respectively. In February 2006, the Company also paid Mr. Walters and Mr. Moore a consulting fee of $25,000 each for additional consulting services outside the scope of the above agreements. On May 11, 2007, these agreements were terminated by mutual consent.

In March 2006, the Company entered into an agreement with Monarch Bay Management Company, L.L.C. ("MBMC") for chief financial officer services. David Walters and Keith Moore each are members of, and each owns 50% of the ownership interests in, MBMC. Under the chief financial officer services agreement with MBMC, the Company is obligated to pay MBMC a monthly fee of $5,000 in cash. The Company also reimburses MBMC for certain expenses in connection with providing services to the Company. The initial term of the agreement expires on March 31, 2007 and renews thereafter on an annual basis unless terminated by either party. Services provided under this agreement commenced in March 2007 and continued until May 11, 2007 when this agreement was terminated by mutual consent. The fees incurred under this agreement totaled $12,500 and were paid during the three months ended September 30, 2007. No services were provided during 2006, accordingly, no amounts were paid to MBMC and/or accrued as of and for the three and nine months ended September 30, 2006.

On February 5, 2007, the Company borrowed $195,000 from MBMC pursuant to a working capital line of credit. Under the terms of working capital line of credit, MBMC may advance up to $500,000 in funding to the Company. The working capital line of credit is unsecured and bears interest at the rate of 10% of the unpaid principal balance or $150 per month, whichever is greater. All amounts outstanding under the working capital line of credit are due on or before December 31, 2008. The Company repaid $125,000 of the principal balance on February 8, 2007 and the remaining principal balance of $70,000 was repaid on February 15, 2007. On February 22, 2007, the Company borrowed $188,000 from MBMC. The Company repaid $55,000 during March 2007 and repaid the remaining principal balance of $133,000 on April 10, 2007. On April 25, 2007, the Company borrowed $100,000 from MBMC pursuant to the working capital line of credit. The Company repaid $40,000 on May 10, 2007. The remaining balance of $60,000 remains outstanding as of September 30, 2007.

Interest payments relating to the above transactions totaled $0 and $311 for the three and nine months ended September 30, 2007. Accrued interest totaled $4,972 as of September 30, 2007.

In March 2006, the Company made a $7,500 payment to a vendor on behalf of Monarch Bay Associates, L.L.C. (“MBA”). David Walters and Keith Moore each are members of, and each owns 50% of the ownership interests in MBA. The amount was non-interest bearing and owed to the Company as of December 31, 2006. The Company received payment in full in March 2007.

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

On May 11, 2007, the Company entered into a Support Services Agreement with MBMC. Under the Support Services Agreement, MBMC will provide the Company with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties. As a retainer for the services provided by MBMC under the Support Services Agreement, the Company issued to MBMC 5,000 shares of its Series A Preferred Stock. The Company will also pay to MBMC monthly cash fees of $22,000 for the services. In addition, MBMC will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to the Company by MBMC and (b) 20% of the savings to the Company from any creditor debt reduction resolved by MBMC on behalf of the Company. The initial term of the Support Services Agreement expires May 11, 2008. The Company paid $33,000 during the three and nine months ended September 30, 2007 under this agreement. The Company has accrued $66,000 as of September 30, 2007.

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

On July 26, 2007 the Company entered into an engagement agreement with MBMC to perform valuation services on the embedded derivative features within the convertibles notes as of June 30, 2007. The Company entered into a similar agreement on October 15, 2007 to perform valuation services as of September 30, 2007. The Company has paid MBMC $8,000 for services performed under these agreements.

NOTE 7 – STOCKHOLDERS EQUITY (DEFICIT)

On May 11, 2007 the Company issued 5,000 shares of its Series A Preferred Stock as a non-refundable retainer for the services provided by MBMC under the Support Services Agreement. These shares were valued at $67,500 and are included in selling, general and administrative expenses for nine months ended September 30, 2007.

On May 11, 2007, the Company issued 5,000 shares of its Series A Preferred Stock as a non-refundable retainer for services provided by MBA under the Placement Agency and Advisory Services Agreement. These shares were valued at $67,500 and are included in selling, general and administrative expenses for the nine months ended September 30, 2007.

On June 29, 2007, the Company issued 250 shares of its Series A Preferred Stock to its newly appointed Chief Financial Officer. These shares were valued at $750 and are included in selling, general and administrative expenses for the nine months ended September 30, 2007.

On June 29, 2007, the Company issued 207,083 restricted shares of its common stock to its newly appointed Chief Financial Officer. These shares were valued at $1,242 and are included in selling, general and administrative expenses for the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, the Company issued 11,406,979 shares of its common stock for conversion of $33,675 of principal amount convertible notes.

On August 28, 2007, the Company issued 222,222 shares of its common stock pursuant the Security Agreement with Marathon whereby the Company pledged to Marathon 222,222 shares of its common stock as collateral to secure its performance and payment of the promissory note payable to Lisa Stern originally entered into as part of the Company's purchase of Abundant. Upon default, Marathon is able to retain the Collateral and apply the consideration received from the Collateral against any principal and interest due.

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

Overview

We provide healthcare staffing services to both commercial and government sector customers. We are focused on building a nationally-recognized healthcare staffing company by growing our current customer bases, expanding our service offerings, and acquiring and growing profitable healthcare staffing services companies.

We operate our healthcare staffing services business through our wholly-owned subsidiary Drug Consultants, Inc. ("DCI"). DCI furnishes personnel to perform a range of pharmacy, nursing and other health care services in support of the operations of government and commercial facilities, including its largest client, the State of California Department of Corrections and Rehabilitation ("CDCR"). DCI was formed in 1977 and is located in Riverside and San Juan Capistrano, California.

DCI has experience in providing its services in rural areas of California where many state facilities are located and healthcare professionals are not readily available. This experience and DCI's database of healthcare professionals have enabled it to competitively price its services and expand its business to meet these unique requirements of the CDCR.

DCI currently operates under three master contracts with the CDCR. The master contracts are for terms of three years and currently expire on June 30, 2008. DCI's contracts with the CDCR do not provide for a minimum purchase commitment of our services and can be terminated by the CDCR at any time on 30 days' notice. In April 2006, a federal court-appointed receiver assumed total control over CDCR's healthcare delivery system to address the court's findings of substandard medical care. Among the receiver's objectives is to reduce the CDCR's reliance on staffing service providers like DCI. Since the receiver's appointment, DCI has experienced a loss of several of its healthcare professionals who have accepted positions with the CDCR. We believe that the ongoing implications of the receiver's management of the CDCR's healthcare delivery system include lower demand from the CDCR for DCI's services, higher attrition of our healthcare professionals, increased competition for recruiting healthcare professionals to fill positions with the CDCR and reduced margins for the services we provide CDCR.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues for the three months ended September 30, 2007 were $1,827,307 compared to $2,025,514 for the three months ended September 30, 2006. This is a decrease of $198,207 or 10% and is attributable to a decrease in sales to CDCR for the current period.

Costs of revenues for the three months ended September 30, 2007 were $1,535,361 compared to $1,616,041 for the three months ended September 30, 2006. This is a decrease of $80,680 or 5% and is attributable to an overall decrease of gross profit margins to 16.0% for the three months ended September 30, 2007 versus 20.2% for the comparable period in the prior year. The decrease is also attributable to the decrease in sales mentioned above.

Based on the above, the Company realized a gross profit for the three months ended September 30, 2007 of $291,946, versus gross profit for the three months ended September 30, 2006 of $409,473.

Selling, general and administrative expenses for the three months ended September 30, 2007 were $365,037 compared to $417,311 for the three months ended September 30, 2006. This decrease is attributable to a reduction in professional and administrative fees partially offset by an increase in salaries and wages.

As a result, the Company had an operating loss for the three months ended September 30, 2007 of $73,091 compared to an operating loss of $7,838 for the three months ended September 30, 2006.

Other expense for the three months ended September 30, 2007 totaled $298,746 compared to other income of $256,106 for the comparable period in the prior year. The increase in expense is attributable to a decrease in the gain on derivative valuations compared to the same period in the prior year. The Company recorded a gain of $563,961 during the three months ended September 30, 2006. During the three months ended September 30, 2007, the Company recorded a gain of $1,797.

As a result, our net loss for the three months ended September 30, 2007 was $368,090 versus net income of $248,268 for the three months ended September 30, 2006.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues for the nine months ended September 30, 2007 were $5,687,320 compared to $5,857,939 for the nine months ended September 30, 2006. This is a decrease of $170,619 or 3% and is attributable to a decrease in sales to CDCR for the current period.

Costs of revenues for the nine months ended September 30, 2007 were $4,770,856 compared to $4,918,140 for the nine months ended September 30, 2006. This is a decrease of $147,284 or 3% and is attributable to the decrease in sales mentioned above. Gross profit margins were 16.1% for the nine months ended September 30, 2007 versus 16.0% for the comparable period in the prior year.

Based on the above, the Company realized a gross profit for the nine months ended September 30, 2007 of $916,464, versus a gross profit for the nine months ended September 30, 2006 of $939,799.

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $1,194,555 compared to $1,078,027 for the nine months ended September 30, 2006. This increase is attributable to the $135,750 non-cash stock compensation charge incurred by the Company for the issuance of preferred stock to MBMC and MBA on May 11, 2007. This increase was partially offset by decreases in professional and administrative fees.

As a result, the Company had an operating loss for the nine months ended September 30, 2007 of $278,091 compared to an operating loss of $138,228 for the nine months ended September 30, 2006.

Other expense for the nine months ended September 30, 2007 totaled $840,825 compared to $482,465 for the comparable period in the prior year. The increase in expense is attributable to a decrease in the gain on derivative valuations compared to the same period in the prior year. The Company recorded a gain of $425,378 during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, the Company recorded a gain of $52,829.

As a result, our net loss for the nine months ended September 30, 2007 was $1,118,916 versus a net loss of $620,693 for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had negative net working capital of $885,466. Our current assets of $1,465,285 consisted of cash and cash equivalents of $3,214 and accounts receivable, net of $1,462,071. Our current liabilities of $2,350,751 consisted of accounts payable and accrued expenses of $899,843; a factoring liability of $849,921; accrued interest of $459,910; notes payable, current of $81,077; and, accounts payable related parties of $60,000.

As of September 30, 2007, we had long-term debt of $2,132,868, consisting of $122,217 in derivative liabilities, $3,041,325 outstanding under our convertible secured notes (less debt discount of $908,457) and $84,137 in notes payable.

Net cash used in operating activities for the nine months ended September 30, 2007 was $312,464, compared to net cash used in operating activities of $1,420,855 for the nine months ended September 30, 2006. This improvement from the comparable period in the prior year is primarily attributable to a large increase in accounts receivables and a decrease in accounts payable during the nine months ended September 30, 2006. These significant fluctuations were not experienced during the nine months ended September 30, 2007.

There was no cash provided by or used in investing activities during the nine months ended September 30, 2007 and 2006.

Net cash provided by financing activities for the nine months ended September 30, 2007 totaled $315,677. We received net proceeds of $60,000 from a related party note and our net advances from factored receivables increased $270,141. These proceeds were offset by payments made on other notes payable. Net cash provided by financing activities for the nine months ended September 30, 2006 totaled $379,422 which includes $425,000 of proceeds from our issuance of convertible secured notes and an increase in net advances from factored receivables of $290,605. Payments made on notes payable totaled $336,183 for the nine months ended September 30, 2006.

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with generally accepted accounting principles, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had $1,736,728 in accumulated deficit at September 30, 2007 and a net loss of $1,118,916 for the nine months ended September 30, 2007. These factors combined raise substantial doubt about the Company’s ability to continue as a going concern. Our management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

We had an operating cash flow deficit in 2006 and for the nine months ended September 30, 2007. We do not currently have enough capital to repay our outstanding convertible secured notes and other liabilities and we may never generate enough revenue to repay the amounts owed. In addition, execution of our acquisition-based growth strategy will require significant additional capital.

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

As of October 31, 2007, we had issued under the two securities purchase agreements:

- $3,075,000 aggregate principal amount of secured convertible notes ($33,675 was converted to common stock during the first nine months of 2007),

- Warrants to purchase 5,556 shares of our Common Stock at $40.50 per shares,

- Warrants to purchase 143,056 shares of our Common Stock at $9.00 per share, and

- Warrants to purchase 166,667 shares of our Common Stock at $4.50 per share.

The Company does not currently intend to file a registration statement for the resale of the shares of common stock issuable upon conversion of the secured convertible notes and exercise of the warrants and, as a result, does not expect to complete the sale of any additional secured convertible note s and warrants under the 2005 securities purchase agreement.

On November 1, 2006, we obtained an amendment to the 2005 securities purchase agreement extending the date by which the Company was obligated to obtain the effectiveness of the registration statement covering the resale of the shares of our Commons Stock issuable upon conversion of the secured convertible notes and the exercise of the warrants in exchange for issuing warrants to purchase 166,667 shares of our Common Stock at $4.50 per share to the holders of the secured convertible notes.

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

The warrants also contain a cashless exercise, whereby the warrant holders may convert the warrants into shares of the Company's restricted Common Stock. In the event of a cashless exercise under the warrants, in lieu of paying the exercise price in cash, the selling stockholders can surrender the warrant for the number of shares of Common Stock determined by multiplying the number of warrant shares to which it would otherwise be entitled by a fraction, the numerator of which is the difference between (i) the average of the last reported sale prices for the Company's Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise and (ii) the exercise price, and the denominator of which is the average of the last reported sale prices for the Company's Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise. For example, if the selling stockholder is exercising 100,000 warrants with a per warrant exercise price of $0.75 per share through a cashless exercise when the average of the last reported sale prices for the Company's Common Stock on the OTC Bulletin Board for the five trading days preceding such date of exercise is $2.00 per share, then upon such cashless exercise the warrant holder will receive 62,500 shares of the Company's Common Stock.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Monarch Staffing, Inc. (formerly MT Ultimate Healthcare Corp.) (Monarch), and its wholly-owned subsidiaries, Drug Consultants International, Inc., formerly known as iTechexpress, Inc., (DCII) and Drug Consultants, Inc. (DCI), and DCII's wholly-owned subsidiary, Success Development Group, Inc. (SDG). All significant inter-company balances and transactions have been eliminated in the consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts billed to customers upon performance of service. The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified. Accounts receivable are shown net of an allowance for doubtful accounts of $0 at September 30, 2007 and December 31, 2006, respectively. An allowance is established whenever receivables are over 90 days old and the customer has not responded to efforts to reconcile differences. Such receivables are deemed to be uncollectible after 180 days. There were no such receivables for the current year or prior year.

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

RISKS RELATING TO OUR BUSINESS

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

We have historically lost money. As of September 30, 2007, we had $1,736,728 in accumulated deficit. There is a risk that our healthcare staffing services business will fail. If our business plan is not successful, we will likely be forced to curtail or abandon our business plan. If this happens, investors could lose their entire investment in our Common Stock.

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

WE WILL REQUIRE SIGNIFICANT ADDITIONAL CAPITAL TO REPAY MONIES BORROWED BY US, CONTINUE OUR BUSINESS OPERATIONS AND PURSUE OUR GROWTH STRATEGY.

We have sold $3,075,000 in secured convertible notes ($33,675 of which was repaid as of September 30, 2007 through the conversion of notes into common stock). We do not currently have enough capital to repay the amounts outstanding under the notes and we may never generate enough revenue to repay the amounts owed. As a result, we could be forced to curtail or abandon our business plan, making any investment in our Common Stock worthless.

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

We owe $3,041,325 (as of September 30, 2007) to the holders of the notes (not including any accrued interest). We do not currently have enough capital to repay any of these amounts and we may never generate enough revenue to repay the amounts owed. We may be forced to raise additional funds to repay these amounts through the issuance of equity, equity-related or convertible debt securities. The issuance of additional common stock dilutes existing stockholdings. Additionally, in furtherance of our convertible secured note transaction, we may issue additional shares of common stock throughout the term, and accordingly, our stockholders may experience significant dilution. Further procurement of additional financing through the issuance of equity, equity-related or convertible debt securities or preferred stock may further dilute existing stock. The perceived risk of dilution may cause the holders of our secured convertible notes, as well as other holders, to sell their shares, which would contribute to downward movement in the price of your shares. Additionally, if such additional shares are issued, investors would likely experience a devaluing of our Common Stock.

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

In the 2005 securities purchase agreement relating to our secured convertible notes, we made certain representations and warranties and agreed to certain covenants that are customary for securities purchase agreements. In the event that we breach those representations, warranties or covenants, we will be subject to liquidated damages in the amount of 3% of the outstanding amount of the secured convertible notes, per month, plus accrued and unpaid interest on the notes for such breaches. As of September 30, 2007, the outstanding amount of the secured convertible notes was $3,041,325. We have not previously been required to pay any liquidated damages, however if we do breach the representations, warranties or covenants, we will be forced to pay liquidated damages to the note holders. If we do not have enough cash on hand to cover the amount of the liquidated damages, we could be forced to sell part or all of our assets, which could force us to scale back our business operations. If this happens, investors would likely experience a devaluing of our Common Stock.

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

DAVID WALTERS AND KEITH MOORE CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

David Walters and Keith Moore can vote an aggregate of 13,283,333 shares (or 37.5%) of our outstanding Common Stock (or 681,714,338 shares ( or 94.6%) assuming the floating conversion price feature of the Series A Preferred Stock described below was currently in effect). Accordingly, Mr. Walters and Mr. Moore will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. All of our other stockholders are minority stockholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for stockholders to remove Mr. Walters and Mr. Moore as Directors of the Company, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors.

Messrs. Walters and Moore beneficially own 10,000 shares of our Series A Preferred Stock. The Series A Preferred Stock is convertible into a number of shares of our Common Stock determined by dividing (i) the sum of liquidation preference of such share of Series A Preferred Stock ($100 per share), plus any accrued but unpaid dividends thereon, by (ii) a conversion price equal to (a) at any time prior to November 15, 2007, $0.20 and (b) from and after November 15, 2007, the lower of (x) $0.20 or (y) 75% of the average of the three lowest intraday trading prices for the Common Stock on a principal market for the 20 trading days before but not including the conversion date. If converted on October 31, 2007, the Series A Preferred Stock beneficially owned by Messrs. Walters and Moore would be convertible into 5,000,000 shares of our Common Stock based upon a current conversion price of $0.20. If the floating conversion price conversion feature had been effect, the number of shares issuable on such date would have been 681,714,338, based on a conversion price of $0.0014675. The floating conversion price feature of the Series A Preferred Stock could enable Messrs. Walters and Moore to retain substantial voting control of the Company while other existing stockholders experience substantial dilution of their ownership interests.

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

RISKS RELATING TO OUR SECURED CONVERTIBLE NOTES AND SERIES A PREFERRED STOCK

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTES (AND RELATED WARRANTS) AND OUR SERIES A PREFERRED STOCK MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

We issued 21,069,559 shares of Common Stock upon conversion of our secured convertible notes during the period from January 1, 2007 through October 31, 2007. Over the same time period the market price of our Common Stock declined from $0.03 to $0.0025. As of October 31, 2007, we had 30,287,935 shares of Common Stock issued and outstanding. As of October 31, 2007, a total of 3,555,955,707 shares of Common Stock were issuable upon conversion of our secured convertible notes and related warrants and 698,466,780 shares of Common Stock were issuable upon conversion of our Series A Preferred Stock (assuming the floating conversion price feature of the Series A Preferred Stock was in effect as of such date). As sequential conversions and sales take place, the price of our Common Stock may decline, and as a result, the holders of the these securities could be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, to the detriment of the investors in our Common Stock.

WE HAVE INSUFFICIENT AUTHORIZED SHARES OF COMMON STOCK TO AFFECT THE CONVERSION OF OUR SECURED CONVERTIBLE NOTES AND OUR SERIES A PREFERRED STOCK, AND WILL NEED TO OBTAIN STOCKHOLDER APPROVAL FOR AN INCREASE IN AUTHORIZED SHARES AND/OR A REVERSE STOCK SPLIT

We currently have 400,000,000 shares of our Common Stock authorized for issuance.  As of October 31, 2007, a total of 3,555,955,707 shares of Common Stock were issuable upon conversion of our secured convertible notes and related warrants and 698,466,780 shares of Common Stock were issuable upon conversion of our Series A Preferred Stock (assuming the floating conversion price feature of the Series A Preferred Stock was in effect as of such date).   Accordingly, to fulfill our obligations under these securities, we will need to obtain stockholder approval for an increase in the number of authorized shares of our Common Stock and/or a reverse stock split of our Common Stock.     David Walters and Keith Moor (two of our directors) have sufficient voting control to approve each of these actions without the vote of any other stockholder.   See “DAVID WALTERS AND KEITH MOORE CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS” above.   The occurrence of either of these actions will likely adversely affect the market price of our Common Stock.

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTES (AND RELATED WARRANTS) AND OUR SERIES A PREFERRED STOCK) REPRESENT OVERHANG.

In addition, the Common Stock issuable upon conversion of the secured convertible notes and Series A Preferred Stock and exercise of the warrants may represent overhang that may also adversely affect the market price of our Common Stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's Common Stock will decrease, and any additional shares which shareholders attempt to sell in the market will only decrease the share price even more. The secured convertible notes and Series A Preferred Stock may be converted at a conversion price of $0.00098 and $0.00147 per share, respectively, as of October 31, 2007. Warrants to purchase 5,556 shares of our Common Stock may be exercised at a price of $40.50 per share, warrants to purchase 143,056 shares of our Common Stock may be exercised at a price of $9.00 per share, and warrants to purchase 166,667 shares of our Common Stock may be exercised at $4.50 per share. As of October 31, 2007, the market price for one share of our Common Stock was $0.0025. Therefore, the secured convertible notes and Series A Preferred Stock may be converted into Common Stock at a discount to the market price, providing holders with the ability to sell their Common Stock at or below market and still make a profit. In the event of such overhang, holders will have an incentive to sell their Common Stock as quickly as possible. If the share volume of the Company's Common Stock cannot absorb the discounted shares, the market price per share of our Common Stock will likely decrease.

THE ISSUANCE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTES (AND RELATED WARRANTS) AND OUR SERIES A PREFERRED STOCK) WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION.

The issuance of Common Stock upon conversion of the secured convertible notes and Series A Preferred Stock and exercise of the warrants by the holders of these securities will result in immediate and substantial dilution to the interests of other stockholders since the security holders may ultimately receive and sell the full amount issuable on conversion or exercise. Although the security holders may not convert their secured convertible notes, Series A Preferred Stock and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding Common Stock, this restriction does not prevent the security holders from converting and/or exercising some of their holdings, selling those shares, and then converting the rest of their holdings, while still staying below the 4.9% limit. In this way, the security holders could sell more than this limit while never actually holding more shares than this limit allows. If the security holders choose to do this it will cause substantial dilution to the holders of our Common Stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES AND OUR SERIES A PREFERRED STOCKCOULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our existing stockholders will experience substantial dilution of their investment upon conversion of our secured convertible notes and our Series A Preferred Stock into shares of our Common Stock.

•
The secured convertible notes are convertible into shares of our Common Stock at the lesser of $0.90 or 50% of the average of the three lowest trading prices of our Common Stock during the 20 trading day period ending one trading day before the date that a holder sends us a notice of conversion.

•
Effective as of November 15, 2007, the Series A Preferred Stock is convertible into shares of our Common Stock at the lesser of $0.20 or 75% of the average of the three lowest trading prices of our Common Stock during the 20 trading day period ending one trading day before the date that a holder sends us a notice of conversion.

If converted on October 31, 2007, the secured convertible notes would be convertible into approximately 3,555,955,707 shares of Common Stock (based upon a conversion price of $0.00098) and the Series A Preferred Stock would be convertible into approximately 698,466,780 shares of Common Stock (based upon a conversion price of $0.00147). The number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our Common Stock that would cause dilution to our existing stockholders. The sale of shares of Common Stock issuable upon conversion of these securities may adversely affect the market price of our Common Stock. As sequential conversions and sales take place, the price of our Common Stock may decline and if so, the holders of secured convertible notes and Series A Preferred Stock would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders. Additionally, there are no provisions in the 2005 securities purchase agreement, the secured convertible notes, the warrants, or any other document which restrict the holders' ability to sell short our Common Stock, which they could do to decrease the price of our Common Stock and increase the number of shares they would receive upon conversion and thereby further dilute other stockholders.

In addition, the issuance and sale (and potential issuance and sale) of Common Stock underlying the secured convertible notes, related warrants and series A preferred stock will make it more difficult for us to obtain additional financing required to repay monies borrowed by us, continue our business operations and pursue our growth strategy.

The following is an example of the amount of shares of our Common Stock that are issuable upon conversion of the secured convertible notes and Series A Preferred Stock based on conversion prices that are 25%, 50% and 75% below the conversion price as of October 31, 2007 of $0.00098 and $0.00147 for the secured convertible notes and Series A Preferred Stock, respectively.

Secured Convertible Notes

Percentage Below	Estimated	Approximate	% of
Conversion Price	Conversion	Number of	Oustanding
As of October 31, 2007	Price	Shares Issuable (1)	Common Stock (1,2)
25%	$0.0007	4,741,274,276	99.37%
50%	$0.0005	7,111,911,414	99.58%
75%	$0.0002	14,223,822,828	99.79%

(1) Includes shares of Common Stock issuable upon conversion of the secured convertible notes. Does not include 341,112 shares of Common Stock issuable upon exercise of outstanding warrants. Does not include 698,466,780 shares of Common Stock issuable upon conversion of our Series A Preferred Stock (assuming the floating conversion price feature of the Series A Preferred Stock was in effect as of such date).

(2) As of October 31, 2007, we had 30,287,935 shares of Common Stock issued and outstanding.

Series A Preferred Stock

Percentage Below	Estimated	Approximate	% of
Conversion Price	Conversion	Number of	Oustanding
As of October 31, 2007	Price	Shares Issuable (1)	Common Stock (1,2)
25%	$0.00110	931,289,040	96.85%
50%	$0.00073	1,396,933,560	97.88%
75%	$0.00037	2,793,867,121	98.93%

(1) Includes shares of Common Stock issuable upon conversion of our Series A Preferred Stock (assuming the floating conversion price feature of the Series A Preferred Stock was in effect as of such date) . Does not include 341,112 shares of Common Stock issuable upon exercise of outstanding warrants. Does not include shares of Common Stock issuable upon conversion of the secured convertible notes.

(2) As of October 31, 2007, we had 30,287,935 shares of Common Stock issued and outstanding.

As illustrated, the number of shares of Common Stock issuable upon conversion of the secured convertible notes and Series A Preferred Stock will increase if the conversion price of our Common Stock declines, which will cause dilution to our existing stockholders.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF THE SECURED CONVERTIBLE NOTES AND SERIES A PREFERRED STOCK MAY ENCOURAGE INVESTORS, INCLUDING THE NOTE HOLDERS, TO SELL SHORT OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

There are no provisions in the 2005 securities purchase agreement, the secured convertible notes, the warrants, the Series A Preferred Stock or any other document which restrict the holders' ability to sell short our Common Stock, which they could do to decrease the price of our Common Stock and increase the number of shares they would receive upon conversion and thereby further dilute other stockholders. The significant downward pressure on the price of our Common Stock as the security holders convert and sell material amounts of our Common Stock could encourage investors to short sell our Common Stock. This could place further downward pressure on the price of our Common Stock. In addition, not only the sale of shares issued upon conversion of the secured convertible notes and Series A Preferred Stock or exercise of the warrants, but also the mere perception that these sales could occur, may adversely affect the market price of our Common Stock.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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

DATED: November 14, 2007	Monarch Staffing, Inc.

/s/ Quang Pham
By: Quang Pham
Chief Executive Officer

DATED: November 14, 2007	Monarch Staffing, Inc.

/s/ Matt Szot
By: Matt Szot
Chief Financial Officer